Form 10-Q
period 1996-09-30
METROGOLF INC
filed 1996-12-03
CIK 1016771

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                            FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                               Commission File
September 30, 1996                             Number  001-12245


                        METROGOLF INCORPORATED
-----------------------------------------------------------------
       (Exact name of registrant as specified in its charter)



COLORADO                                       84-1288480
-----------------------------------------------------------------
(State or other jurisdiction   I.R.S. Employer Identification No.
of incorporation or organization)

1999 Broadway, Suite 2435, Denver, Colorado 80202
-----------------------------------------------------------------
(Address of principal executive offices) (Zip code)

Registran's telephone number, including area code (303) 294-9300
-----------------------------------------------------------------

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check whether the registrant (1) has filed  1)  Yes X all reports required to be filed by Section 13 or 15(d)
of the Securities Exchange Act of 1934 during the
preceding 12 months (or for such shorter period that
the registrant was required to file such reports), and
(2) has been subject to such filing requirements for    2)  Yes X
the past 90 days.

Indicate the number of share outstanding of each of the issue's classes of stock, as of the latest practicable date.

                                                 Number of Shares
Class                            Outstanding at November 22, 1996
Common stock, no par value                     2,211,957   shares


METROGOLF INCORPORATED
FORM 10-Q QUARTERLY REPORT
TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION
     ITEM 1. Consolidated Financial Statements

     Consolidated Balance Sheets as of September 30, 1996
     (Unaudited) and December 31, 1995


     Consolidated Statements of Operations (Unaudited) for the three months and the nine months ended September
30,1996 and 1995


     Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 1996 and 1995


     Notes to Consolidated Financial Statements (Unaudited)

     ITEM 2. Managemen's Discussion and Analysis of
     Financial Condition and Results of Operations

PART II - OTHER INFORMATION

     Items 1 through 6

     SIGNATURE

                         MetroGolf Incorporated
                       Consolidated Balance Sheets



                               September 30,        December 31,
                                   1996                 1995
                               (Unaudited)
 ASSETS
Current Assets
    Cash and cash equivalent $     51,000       $           324
    Restricted cash                     -               222,700
    Inventories                    96,024                     -
    Management fee
    receivable, related party      66,091                83,256
    Other current assets           70,470                15,452
                             ----------------------------------
                                  283,585               321,732
Property and equipment,
net of accumulated
     depreciation of
     $64,774 and $24,025        1,548,515                63,952

Other Assets

    Deposits and other assets      40,535                19,800
    Deferred offering costs       462,431                     -
    Debt issue costs,
    net of accumulated
    amortization of $89,292 as
    of September 30, 1996         178,586                     -
    Deferred acquisition costs    108,856                59,467
    Notes receivable,
    related parties               766,626               514,728
    Note receivable, other         83,172                     -
                                -------------------------------
                                1,640,206               593,995
                                -------------------------------
TOTAL ASSETS                $   3,472,306          $    979,679
                             ==================================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
    Accounts payable        $   963,410            $   380,217
    Accrued salaries            332,708                145,784
    Accrued expenses and
    other current
    liabilities                 120,345                 11,446
    Note payable, officer         4,075                 26,827
    Line of credit                    -                246,937
    Convertible
    subordinated notes
    payable, net of issue
    discount of $182,700 as
    of September 30, 19961,     842,300                      -
    Current portion of
    long-term debt              716,489                 16,489
                             ----------------------------------
                              3,979,327                827,700
                             ----------------------------------
Long term debt,
less current portion             10,357                 23,151
                             ---------------------------------
Investments in affiliates         5,967                  3,689
                             ---------------------------------
Minority interest in
consolidated subsidiaries        24,992                 24,178
                             ---------------------------------
Stockholders' Equity (Deficit)
Preferred stock --
$1 par value; 1,000,000
shares authorized;
45,500 shares issued
and outstanding;
liquidation value of $25
per share plus dividends
in arrears of $333,698
and $205,729 (in the
aggregate $1,471,198
and $1,343,229)                  45,500                 45,500
    Additional paid-in
    capital                     940,609                940,609
    Common stock --
    No par value: 9,000,000
    shares authorized;
    680,782 shares issued
    and outstanding             146,830                (96,770)
    Notes receivable,
    stockholder                (166,716)              (120,300)
    Accumulated deficit      (1,514,560)              (668,078)
                            -----------------------------------
                               (548,337)               100,961
                            -----------------------------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY
(DEFICIT)                 $   3,472,306            $   979,679
                           ===================================

                         MetroGolf Incorporated
                   Consolidated Statements of Operations
                             (Unaudited)

                                    For the Three Months Ended
                                  September 30,     September 30,
                                      1996              1995
Revenues
     Operating revenues          $      265,034      $         -
     Merchandise                         42,701                -
     Management fees,
     related parties                     44,737           28,773
     Acquisition and
     consulting fees                     10,000          145,000
                                 --------------------------------
Total revenues                          362,472          173,773
     Operating expenses                 346,541                -
     Cost of merchandise sold            23,362                -
     Selling, general and
     administrative expenses            323,320          153,715
                                 --------------------------------
Income (loss) from operations          (330,751)          20,058
                                 --------------------------------
Interest expense                       (181,450)          (5,821)
Other                                    19,925            2,693
                                 --------------------------------
Total other income (expense)           (161,525)          (3,128)
                                 --------------------------------
Equity in income of affiliates              351               77
                                 --------------------------------
Minority interest in income
of subsidiaries                          (3,219)          (1,732)
                                 --------------------------------
Net income (loss)                      (495,144)          15,275
Dividend requirements on
preferred stock                          42,656           39,875
                                 --------------------------------
Loss applicable to common stock $      (537,800) $       (24,600)
                                 ================================
Net (loss) per common share     $         (0.61)  $        (0.03)
                                 ================================
Weighted average number
of common shares outstanding            877,142          877,142

See accompanying notes to consolidated financial statements

                       MetroGolf Incorporated
                 Consolidated Statements of Operations
                           (Unaudited)

                                  For the Nine Months Ended
                                September 30,       September 30,
                                    1996                1995
Revenues
     Operating revenues         $      265,034      $          -
     Merchandise                        42,701                 -
     Management fees,
     related parties                   144,011           113,786
     Acquisition and
     consulting fees                    10,000           145,000
                                ---------------------------------
Total revenues                         461,746           258,786
                                ---------------------------------

     Operating expenses                346,541                 -
     Cost of merchandise sold           23,362                 -
     Selling, general and
     administrative expenses           745,615           524,726
                                ---------------------------------
Income (loss) from operations         (653,772)         (265,940)
                                ---------------------------------

Interest expense                      (243,940)          (16,191)
Other                                   54,325            22,733
                                ---------------------------------
Total other income (expense)          (189,615)            6,542
                                ---------------------------------
Equity in loss of affiliates            (2,278)             (800)
                                ---------------------------------
Minority interest in
income of subsidiaries                  (9,459)           (6,394)
                                ---------------------------------
Net income (loss)                     (855,124)         (266,592)
Dividend requirements on
preferred stock                        127,969           112,396
                                ---------------------------------
Loss applicable to common
stock                           $     (983,093)   $     (378,988)
                                =================================
Net (loss) per common share     $        (1.12)    $       (0.43)
                                =================================
Weighted average number of
common shares outstanding              877,142           877,142
                                =================================

See accompanying notes to consolidated financial statements

MetroGolf Incorporated
Consolidated Statements of Cash Flows
(Unaudited)

Increase (Decrease) in Cash and Cash Equivalents
                                    For the Nine Months Ended
                                September 30,       September 30,
                                    1996                1995
OPERATING ACTIVITIES
Net loss                        $     (855,124)     $   (266,592)
    Adjustments to reconcile
    net loss to net cash
    provided by (used in)
    operating activities
         Depreciation                   40,749             9,093
         Interest expense              150,192                 -
         Equity in loss of
         affiliates                      2,278               778
         Minority interest in
         income of consolidated
         subsidiaries                    9,459             6,394
         Changes in operating
         assets and liabilities
           Management fee
           receivable, related
           party                        17,165            (4,341)
           Account receivable,
           related party               (11,000)                -
           Account receivable          (23,489)          (50,310)
           Inventories                 (96,024)                -
           Other current assets        (20,532)           18,368
           Accounts payable            573,193           139,083
           Accrued salaries            186,924           (11,216)
           Accrued expenses
           and other current
           liabilities                 118,899           (45,307)
                                ---------------------------------
Net Cash Provided by (Used in)
Operating Activities                    92,690          (204,050)
                                ---------------------------------
INVESTING ACTIVITIES
    Restricted cash                    222,700                 -
    Payments for notes
    receivable, related
    parties                           (251,898)          (96,718)
    Payments for notes
    receivable, stockholder            (46,416)          (99,763)
    Acquisition of fixed assets       (825,312)          (38,807)
    Payments for deferred
    acquisition costs                  (49,389)                -
    Receivable in connection
    with asset acquisition             (83,172)                -
    Deposits and other assets          (20,735)           17,000
                                ---------------------------------
Net Cash Used in Investing
Activities                          (1,054,222)         (218,288)
                                ---------------------------------
FINANCING ACTIVITIES
    Proceeds from convertible
    subordinated notes payable       2,025,000                 -
    Proceeds from (payments on)
    line of credit                    (246,937)           97,559
    Payments on long term debt         (12,794)           12,315
    Payments on note payable,
    officer                            (22,752)                -
    Payments for debt issue costs     (267,878)                -
    Payments for deferred
    offering costs                    (462,431)          (25,283)
    Proceeds from issuance of
    preferred stock, net of
    offering costs                           -           199,504
                                ---------------------------------
Net Cash Provided by Financing
Activities                           1,012,208           284,095
                                ---------------------------------
Increase (Decrease) in Cash
and Cash Equivalents                    50,676          (138,243)
Cash and Cash Equivalents,
Beginning of Period                        324           195,777
                                    ----------------------------
Cash and Cash Equivalents,
End of Period                  $        51,000       $    57,534
                                =================================

See accompanying notes to consolidated financial statements


MetroGolf Incorporated
Notes to Consolidated Financial Statements
(Unaudited)

1. General:

The accompanying financial statements have been prepare in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial information is unaudited but includes all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary to present fairly the information set forth herein. The consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements which are included in the Registration Statement on Form S-1 of the Company for the fiscal year ended December 31, 1995.

The results for the interim periods are not necessarily indicative of results to be expected for the fiscal year of the Company ending December 31, 1996. The Company believes that the nine month report filed on Form 10-Q is representative of its financial position and its results of operations and changes in cash flow for the periods ended
September 30, 1996 and 1995.

2.     Convertible Subordinated Notes Payable:

On May 30, 1996, the Company completed its offer for sale in a private placement of $2,025,000 in convertible subordinated notes. Net proceeds from the offering, after paying commissions and offering costs, were approximately $1,757,000. The notes bear interest at 12%, with interest payable June 1 and December 1 of each year commencing December 1, 1996. The market interest rate on the convertible subordinated notes has been determined to be greater than the stated interest rate which results in an original issue discount on the face amount of the convertible subordinated notes in the amount of $243,600 based on an effective interest rate of 24%. This original issue discount is being charged to interest expense over the life of the convertible subordinated notes under the effective interest method.

Simultaneously with the completion of the Company's Initial
Public Offering (IPO) on October 21, 1996, subordinated notes and accrued but unpaid interest totaling $1,068,525 were converted into 356,175 shares of common stock in accordance with the provisions of the convertible subordinated notes. The remaining $1,012,500 in notes are due on June 1, 1997.



3.     Stockholders Equity

In September, 1996 the Company declared a 1.535 to 1 reverse stock split. All share information herein reflects such stock adjustment.

On October 21, 1996, the Company completed the sale of 1,175,000 shares of common stock in an IPO registered on Form S-1. Net proceeds to the Company upon completion of the IPO was approximately $5,781,000 after paying offering costs and commissions of approximately $1,269,000.

On November 21, 1996, the Company completed the redemption of 45,500 shares of preferred stock at an aggregate cost of $1,544,432, including dividends in arrears of $357,870.

4.     Acquisitions

On July 1, 1996, the Company purchased the leasehold interest on an existing driving range and learning center facility in Fremont, California for $1,350,000 plus acquisition costs of approximately $81,000. The purchase agreement provided for payment of $650,000 in cash and $700,000 payable by a promissory note accruing interest at a rate of 9% per annum, with all principal and interest due November 15, 1996. The note is secured by a first deed of trust encumbering the leasehold. The Company is currently in negotiations with the note holder to extend the due date past November 15, 1996. The ability of the Company to extend the due date is uncertain at this time.

On July 1, 1996 the Company entered into a sublease, with an option to purchase, for the Harborside Golf Center located in downtown San Diego, California. The sublease provides for a term of one year for both sublease and purchase option, with an option to extend for three months. If the Company elects to exercise its option to purchase the facility for approximately $1.2 million, it intends to fund the acquisition and subsequent development expenses through a combination of working capital provided from the proceeds of its IPO and debt which it expects to obtain from a commercial bank, specialized golf lending institution or private lender.

On September 1, 1996, the Company entered into a short term sublease on the Palms Golf Center located south of San
Diego, California. The sublease provides for a four month term. The Company is in the process of negotiating a purchase agreement to acquire this facility for approximately $790,000. The Company intends to fund the acquisition through assumption of existing debt, proceeds from the IPO and issuance of securities.

On October 21, 1996 the Company purchased 93.6% of the limited partnership interests in Illinois Center Golf Partners L.P. (Illinois Center) for $1,587,500 cash and $1,687,500 in convertible notes. The convertible notes will be convertible at the holders option into common stock at any time after November 21, 1997 at a conversion price equal to $6 per share of common stock. In addition, each convertible note issued to the limited partners of Illinois Center will convert into warrants to purchase 2,500 shares of common stock at an exercise price equal to $7.20 per share.

On October 21, 1996 the Company purchased 89.7% of the limited partnership interests in Goose Creek Limited
Partnership (Goose Creek) for $620,500 cash and $744,500 in convertible notes. The convertible notes will be convertible at the holders option into common stock at any time after November 21, 1997 at a conversion price equal to $6 per share of common stock.


5.     Supplemental Data to Statements of Cash Flows

Excluded from the consolidated statements of cash flows were the effects of certain noncash investing and financing activities.

In July 1996, the Company acquired certain leasehold interests for $700,000 by issuing a note payable, as discussed more fully in Note 4 above.

         For the Three Months Ended    For the Nine Months Ended
        September 30,  September 30,  September 30, September 30,
            1996            1995          1996          1995
Cash
payments
for
interest  $2,070        $5,821          $44,310        $16,192

6.     Income Taxes

At September 30, 1996 and December 31, 1995, the Company has available net operating loss carry forwards of approximately $1,437,000 and $584,000 for tax reporting purposes which expire through 2012. These operating loss carry forwards are subject to various limitation imposed by the rules and regulations of the Internal Revenue Service.

The Company has deferred tax assets fully reserved as of September 30, 1996 and December 31, 1995. The tax effect on the components is as follows:

                                  September 30,     December,31
                                     1996              1995
Net operating loss carry forward .$  286,000        $  117,000
Salary accrual ...................         -            29,000
Basis difference in property
and equipment             ....         1,000             1,000
                                  -----------------------------
                                     287,000           147,000
Valuation allowance                 (287,000)         (147,000)
                                  -----------------------------
                                  $       --         $      --
                                  =============================

A 100 percent valuation allowance has been established to reflect management's evaluation that it is more likely than not that all of the deferred tax assets will not be realized. For the nine months ended September 30, 1996 and for the year ended December 31, 1995, the valuation allowance increased by $140,000 and $98,000.


ITEM 2.  MANAGEMENT DISCUSSION AND PLAN OF OPERATION.

     The following discussion and analysis should be read in conjunction with the Company's Financial Statements and the notes thereto appearing elsewhere in this Report. This report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially form the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors" in the Company's Registration Statement on Form S-1, as amended, dated October 16, 1996, filed with the Securities and Exchange Commission.

General

     The Company's strategy is to increase revenues and net income by increasing the number of golf centers it owns, leases or manages by (i) identifying and acquiring existing golf facilities that have the potential for revenue enhancement through better management and improved or expanded facilities, including the addition of enclosed hitting areas, full-line pro shops and other amenities, (ii) developing new golf centers in locations where suitable acquisition opportunities are not available, and (iii) seeking to realize economies of scale through centralized purchasing, accounting, management information and cash management systems. Consistent with this strategy, during October 1996 the Company has acquired 93.6% of the limited partnership interests in Illinois Center Golf Partners, L.P. ("Illinois Center") and 89.7% of the limited partnership interests in Goose Creek Golf Partners Limited Partnership ("Goose Creek"). In addition, the Company is actively pursuing acquisition or development projects in major cities, including Atlanta, Denver, Los Angeles, St. Louis, San Diego,
San Francisco, Seattle and Toronto. The Company currently has
18 properties under active review as candidates for acquisition and has either entered into or is currently negotiating non-binding letters of intent with respect to six of these properties. Consummation of any acquisition or development of these or any other future sites is subject to the satisfaction of various conditions, including the satisfactory completion of due diligence by the Company and the negotiation of definitive agreements. As consideration for any future acquisition or development, the Company may pay cash, incur indebtedness or issue debt or equity securities. Such acquisitions or developments could result in material changes in the Company's financial condition and operating results; however, there can be no assurance as to the occurrence of any of these acquisitions or developments or, if they occur, as to the timing of the consummation of any acquisitions or developments.

Results of Operations

     The Company derives its revenue from three major sources: consulting or acquisition fees, management fees and golf center operations. The Company acquired the leasehold interest in the Fremont Park Golf Center on July 1, 1996. The Company entered into a sublease agreement for the Harborside Golf Center on July 1, 1996. The Company entered into a short term lease agreement for the Palms Golf Center on September 1, 1996. Prior to these dates, the Company had no direct revenue or expenses from the operation of Golf Centers.

Nine Months Ended September 30, 1996, as Compared to Nine Months
Ended September 30, 1995

     Total revenues increased 78.4% to approximately $461,700 for the nine months ended September 30, 1996, from approximately $258,800 for the nine months ended September 30, 1995. Golf center operations and merchandise sales were approximately $307,700, up from $0 in 1995, resulting from the leases and subleases acquired in the third quarter of 1996 discussed above. Management fees increased to approximately $144,000 in 1996 from approximately $113,800 in 1995. Acquisition and consulting fees decreased to $10,000 in 1996 from $145,000 in 1995. Of the $145,000 in acquisition and consulting fees, $120,000 was attributabe to a fee for the negotiation of certain Goose Creek notes payable. The remaining $25,000 was a fee for the sale of the contract to acquire a golf course. Both fees are non-recurring in nature.

     Operating expenses were approximately $346,500 for the nine months ended September 30, 1996, up from $0 for the nine months ended September 30, 1995 resulting from the leases and subleases acquired in the third quarter of 1996 discussed above. Cost of merchandise sold was $23,362 for the nine months ended September 30, 1996.

     Selling, general and administrative expenses increased to approximately $745,600 for the nine months ended September 30, 1996 from approximately $525,000 for the nine months ended September 30, 1995. These increases are primarily attributable to the addition of key personnel associated with management of the golf center operations and selling, general and administrative costs associated with the golf center operations.

     Interest expenses increased to $243,940 in 1996 from $16,191 in 1995 primarily due to placement of the $2,025,000 convertible subordinated notes in the second quarter of 1996 and a note payable of $700,000 in connection with the acquisition of Fremont. Approximately $56,025 of interest was paid by the issuance of common stock subsequent to September 30, 1996. See
Note 2 to the consolidated financial statements.


     Other income increased to $54,325 in the nine months ended
September 30, 1996 from $227,338 in the nine months ended
September 30, 1995 as a result of an increase in interest-bearing receivables of approximately $252,000.

Three months Ended September 30, 1996, as Compared to Three
Months Ended September 30, 1995

     Total revenues increased 108.6% to approximately $362,500 for the three months ended September 30, 1996, from approximately $173,800 for the three months ended September 30, 1995. Golf center operations began July 1, 1996 at Harborside and Fremont and September 1, 1996 at Palms. Golf center operations and merchandise sales were approximately $307,700 in 1996, up from $0 in 1995, resulting from the leases and subleases acquired in the third quarter of 1996 discussed above. Management fees increased to approximately $44,800 from approximately $28,800. Acquisition and consulting fees decreased to $10,000 in 1996 from $145,000 in 1995. Of the $145,000 of acquisition and consulting fees in 1995, $120,000 was attributable to a fee for the negotiation of certain Goose Creek notes payable. The remaining $25,000 was a fee for the sale of the contract to acquire a golf course. Both fees are non-recurring in nature.

     Operating expenses were $346,500 for the three months ended
September 30, 1996, up from $0 for the three months ended
September 30, 1995. Cost of merchandise sold was $23,362 for the three months ended September 30, 1996.

Selling, general and administrative expenses increased to approximately $323,300 for the three months ended September 30, 1996 from approximately $154,000 for the three months ended September 30, 1995. These increases are primarily attributable to the addition of key personnel associated with management of the golf center operations and selling, general and administrative costs associated with the golf center operations.

     Interest expenses increased to $181,450 in 1996 from $5,821 in 1995 primarily due to placement of the $2,025,000 convertible subordinated notes in the second quarter of 1996 and a note payable of $700,000 issued in connection with the acquisition of Fremont. Approximately $56,025 of interest was paid by the issuance of common stock subsequent to September 30, 1996. See
Note 2 to the consolidated financial statements.

     Other income increased to $19,925 in 1996 from $2,693 in 1995 as a result of an increase in interest-bearing receivables of approximately $252,000.


 Liquidity and Capital Resources

     At September 30, 1996, the Company had a working capital deficit of approximately $3,695,700, as compared to a working capital deficit of $506,000 at December 31, 1995. The increase in working capital deficit is primarily due to issuance of the convertible subordinated notes, issuance of the purchase mortgage indebtedness in conjunction with the Fremont acquisition, and costs associated with the private placement of the convertible subordinated notes (including issue discount on such convertible subordinated notes deemed short term for accounting purposes).

     The nine months ended September 30, 1996 had cash provided by operating activities of $92,700 compared to cash used in operating activities of $204,000 in the nine months ended September 30,1995. Cash raised in debt and equity financing in 1995 and 1996 was primarily used to acquire the Fremont leasehold interest, the Harborside sublease interest and to fund operating losses and advances to related parties. In addition, the Company used accounts payable as a source of financing. Trade accounts payable increased $139,100 in 1995 and $573,200 in 1996. Because of reduced cash flows, officers of the Company were not paid all of their salaries due them in 1996.

     For the nine months ended September 30, 1996, the Company had net cash provided by operations, despite a net loss of $855,100. The net cash provided by operations was the result of an increase in accounts payable, accrued salaries and accrued expenses and other current liabilities of $879,000 from December 31, 1995 to September 30, 1996. In addition, the Company received $17,000 in management fees during the nine months ended September 30, 1996 which had been accrued for in prior periods.

     Since its inception, the Company has been funded primarily through loans, capital contributions and the sale of preferred stock. In May 1996, the Company successfully completed the sale of $2,025,000 of convertible subordinated notes, resulting in net proceeds of approximately $1,757,100. Some of the proceeds from the convertible subordinated notes were used to pay off the Company's line of credit. With the recent and expected future increased activities of the Company, the Company expects certain operating expenses, such as office rent and salaries, to increase. Depending on the number of acquisitions that the Company undertakes during 1997, the working capital provided from the IPO, together with cash flow from operations, in the opinion of management, is sufficient to fund the Company's day-to-day operations through the end of 1997.

     The Company's expected capital requirements for project acquisition, development and expansion are estimated at approximately $8,500,000. The Company has been granted the exclusive right to negotiate an agreement to develop an adjacent 35-acre tract of land owned by the City of Fremont into a 9-hole executive-length golf course with expanded practice facilities and significantly improved clubhouse amenities. This grant expires on December 31, 1996 unless mutually extended. The Company expects to commence construction of the 9-hole executive-length golf course and begin modifications to the existing facility in the spring of 1997, with the completion of the golf center scheduled for the fall of 1997. The total acquisition and proposed development budget is approximately $3,200,000. Of such amount, $650,000 was paid utilizing the proceeds from the sale of the convertible subordinated notes, and a $700,000 note was given to the seller of the leasehold interest. The Company expects to utilize approximately $500,000 of the proceeds from the IPO, together with debt from a prospective lender from whom the Company has received a non-binding lending proposal for $2,000,000 or another bank or private lender, to fund such development. The total expected cost of the New York Golf Center is expected to be approximately $6,000,000. The Company expects to utilize approximately $500,000 of the proceeds from the IPO, together with other undetermined debt or equity financing from banks and institutional or private lenders to fund such amount.

     Illinois Center and Goose Creek have had net losses from operations in 1996. Upon their acquisition on October 21, 1996 the Company expects to fund losses from operations for the remainder of 1996. The funding of these losses, expected to be approximately $103,000, will be financed from net proceeds from the IPO.

     In the case of Illinois Center, the Company believes future earnings will improve as a result of the maturity of this new operation. In the case of Goose Creek and Fremont, the Company believes it will enhance revenues at these facilities by completing capital improvements, enhancing the facilities and increasing and refocusing marketing efforts for these projects. In addition, the Company believes it can improve cash flows and reduce expenses by economies of scale achieved through centralized purchasing, accounting, management information systems and cash management. There can be no assurance, however, that the Company will be able to improve the performance of newly acquired facilities.

     The Company took over management of both Goose Creek and Illinois Center on October 1, 1995 and April 1, 1996, respectively. Prior to this time, an independent golf management company managed each facility. In addition to generating revenues from these management activities, the Company believes it will be able to better evaluate daily changes in operation and react in a more timely basis if needed.

     At September 30, 1996, the Company had a deferred tax asset of $287,000 that was fully reserved to reflect management's evaluation that it is more likely than not that all of the deferred tax asset will not be realized.

     The Financial Standards Board has recently issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets" and SFAS No. 123, "Accounting for Stock Based Compensation." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reported at the lower of the carrying amounts or their estimated recoverable amounts, and the adoption of this statement by the Company is not expected to have an impact on the financial statements. SFAS No. 123 encourages the accounting for stock-based employee compensation programs to be reported within the financial statements on a fair value based method. If the fair value based method is not adopted, then the statement requires pro forma disclosure of net income and earnings per share as if the fair value based method has been adopted. The Company has not yet determined in what form SFAS No. 123 will be adopted or its impact on the financial statements. Both statements are effective for fiscal years beginning after December 15, 1995.


Seasonality

     Historically, the second and third quarters have accounted for a greater portion of the Company's revenue and operating income than have the first and fourth quarters of the year. This is primarily due to an outdoor playing season limited by inclement weather. Although most of the Company's facilities are designed to be all-weather, portions of the facilities tend to be vulnerable to weather conditions. Also, golfers are less inclined to practice when weather conditions limit their ability to play golf on outdoor courses. This seasonal pattern, as well as the timing of new golf facility acquisitions, developments and openings, may cause the Company's results of operations to vary significantly from quarter to quarter. Accordingly, period-to-period comparisons are not necessarily meaningful and should not be relied upon as indications of future results.

Trends

     The Company plans to acquire or develop additional golf centers. As such additional golf centers are acquired or developed, total revenue should continue to increase. The Company is making capital improvements at the Fremont Golf Center and Goose Creek and has recently strengthened the on-site management teams at these golf centers with an increased emphasis on sales and marketing. The Company believes that, as its current golf centers mature, revenues and operating income from such centers should increase due to customer awareness, programs marketing the golf centers to various special interest groups, expanded ties to local businesses and golfing communities and marketing programs developed by the Company. Such increases may be partially offset by initial losses from pre-opening costs (and initial operating losses) associated with new golf centers. The Company's interest expense will decrease in the short term with the conversion of the part of convertible subordinated notes, but will likely increase over time as a result of increased borrowings to fund new golf center development.


     PART II - OTHER INFORMATION
-------------------------------------------------------
Item 1:          Legal Proceedings
In July 1996, the Company entered into a sublease agreement to operate the Harborside Golf Center in San
Diego, California. Management believes that the sublessor breached its sublease agreement, and the Company is withholding a portion of the rental payments seeking resolution of these matters. The sublessor has sued the Company seeking payment of approximately
$18,700 of rental payments. The Company is preparing a counter-suit alleging the sublessor's breaches of contract.

Item 2:          Changes in Securities
                 None

Item 3:          Defaults upon Senior Securities
                 None

Item 4:          Submission of Matters to a Vote of Security
                 Holders
                 None

Item 5:          Other Information
                 None

Item 6:          Exhibits and Reports on Form 8-K

         (A)     Exhibits
          Exhibit No. 11          Statement Regarding Computation
                                  of Earnings per Share

         (B)     Reports on Form 8-K
          None during the quarter ended September 30, 1996

MetroGolf Incorporated
Exhibit 11
Statement Re: Computation of Earnings Per Share

Historical weighted average number of shares outstanding is
summarized as follows:
Common stock outstanding              680,782
Warrants outstanding         288,160
Less treasury stock that
could be repurchased with
proceeds of exercised
warrants
                             (91,800)
                            ---------
Assumed exercise of
warrants                              196,360
                                      -------
Historical weighted average
number of common shares
outstanding                           877,142
                                      =======

Primary and Fully Diluted Earnings Per Share

               For the Three Months      For the Nine Months
                     Ended                      Ended
          September 30, September 30, September 30, September 30,
              1996          1995          1996          1995
Loss
applicable
to common
stock       $(537,800)    $  (24,600)   $(983,093)     $(378,988)
            =====================================================
Weighted
average
number
of common
shares
outstanding   877,142        877,142      877,142        877,142
            =====================================================

Primary
and Fully
Diluted
Earnings
Per Share   $   (0.61)    $   (0.03)    $   (1.12)      $  (0.43)
            =====================================================


SIGNATURES



Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    MetroGolf Incorporated



DATE: December 2, 1996           /S/ Charles D. Tourtellotte
                                     Charles D. Tourtellotte
                                     President

DATE: December 2, 1996           /S/J.D. Finley
                                    J.D. Finley
                                    Chief Financial Officer