Form 10-K
period 1996-12-31
METROGOLF INC
filed 1997-04-29
CIK 1016771

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                              FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For Year Ended December 31, 1996  Commission File Number  001-12245

                          METROGOLF INCORPORATED
-------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

          COLORADO                                      84-1288480
-------------------------------------------------------------------
 (State or other jurisdiction       I.R.S. Employer Identification
No.
 of incorporation or organization)

            1999 Broadway, Suite 2435, Denver, Colorado 80202
-------------------------------------------------------------------
(Address of principal executive offices)              (Zip code)

Registrant's telephone number, including area code   (303) 294-9300
                                                     --------------
Securities registered pursuant to Section 12(b) of the Act:

Common Stock (listed on  the Boston Stock Exchange)
-------------------------------------------------------------------

Securities registered pursuant to section 12(g) of the Act:

None
-------------------------------------------------------------------


Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                        X       Yes             No
                                     -------            --------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K. [   ]

The aggregate market value of the voting stock of the Registrant held by non-affiliates on March 31, 1997 was $3,676,863.

-------------------------------------------------------------------
                   DOCUMENTS INCORPORATED BY REFERENCE

The Company is incorporating as a part of Item 14, Exhibit Index, a Prospectus filed pursuant to rule 424(b) on or about October 16, 1997.


METROGOLF INCORPORATED
FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS


PART I
ITEM 1. Business

ITEM 2. Properties

ITEM 3. Legal Proceedings

ITEM 4. Submission of Matters to a Vote of Security Holders

PART II

ITEM 5. Market for Registrant's Common Equity and Related
Stockholder
        Matters

ITEM 6. Selected Financial Data

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

ITEM 8. Financial Statements and Supplementary Data

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

PART III

ITEM 10. Directors and Executive Officers of the Registrant

ITEM 11. Executive Compensation

ITEM 12. Security Ownership of Certain Beneficial Owners and
Management

ITEM 13. Certain Relationships and Related Transactions

PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K

SIGNATURES


PART I.

ITEM 1. BUSINESS

General

MetroGolf Incorporated (the "Company") is organized as a corporation under the laws of the State of Colorado, and previously operated under the name "The Vintage Group (USA) Ltd." See
"Corporate Information" for a description of the general development of the Company.

The Company acquires, develops and operates golf centers designed to provide a wide variety of practice and play opportunities in major metropolitan areas. The Company's centers are located in areas with high concentrations of office, urban residential and hotel development that are convenient to time-constrained golfers. The Company's golf centers typically offer: practice facilities; instructional programs such as the David Leadbetter Golf Academy at Illinois Center Golf; a full-line pro shop; restaurant, bar and catering facilities; group meeting areas; and, in some cases, par-3 or executive-length (shorter than a regulation-length) golf courses. The Company's golf centers are designed around a driving range with target greens, bunkers and traps to simulate actual golf course conditions. The Company's driving ranges, which typically include substantially more hitting stations than the industry average, are lighted to permit night play and are enclosed or sheltered in a climate-controlled environment.

The Company's strategy is to become the leading owner and operator of golf centers in major metropolitan areas. The Company intends to accomplish this goal principally by acquiring existing golf facilities that have the potential for revenue enhancement through expansion of facilities, more efficient management and innovative marketing strategies. The Company intends to develop new golf centers in attractive markets where existing facilities are not suitable for acquisition. The Company has capitalized on the national media and industry recognition of its flagship development, Illinois Center Golf, and has built a substantial pipeline of attractive projects for acquisition and development. See "Business Strategy." In addition to Illinois Center Golf, the Company currently operates Goose Creek Golf Club ("Goose Creek"), an 18-hole golf course in suburban Washington, D.C., Fremont Golf Center in Fremont, California, Harborside Golf Center and Palms Golf Center, each in San Diego, California and Rocky Point Golf Center in Rocky Point, Long Island, New York.

Industry Overview

According to the National Golf Foundation ("NGF"), there were over 24 million golfers in the United States in 1995. The average age of the golf driving range user was 37.1 years old, with an average household income of $55,700 per year. Those with household income in excess of $75,000 (approximately 35% of all stand-alone range users) were the most likely to visit a stand-alone range, visiting
3.7 times more frequently than those with household income of less than $30,000 (19% of all stand-alone range users) and 1.5 times more frequently than those with household incomes between $30,000 and $75,000 (46% of all stand-alone range users).

The Company estimates that there are currently between 1,900 and 2,300 stand-alone driving ranges in the United States and that the average number of tee stations per range in the industry in 1993 was 40, with 50% of all stand-alone ranges offering 35 or fewer tee stations. Large stand-alone ranges, defined as ranges with more than 50 tee stations, accounted for approximately 21% of all facilities. The stand-alone range industry is highly fragmented. The Company estimates that in 1995 over 90% of stand-alone ranges were managed by independent owner operators. The Company believes that many of these owner operated ranges are managed by individuals who may lack the experience, expertise and financial resources to compete effectively in a consolidating industry.

Driving ranges and golf practice and learning centers, have experienced significant growth in recent years. Golf practice and learning centers usually consist of a driving range with a minimum of 50 tee stations (often covered and heated in areas of colder climates), complete practice areas, including putting, chipping and sand bunker areas and maintenance facilities. Indoor video and other instructional analysis, in conjunction with a national golf academy or other golf school, food and beverage services and golf equipment retail operations, have become increasingly popular at these facilities. Occasionally, such facilities are combined with or incorporated into the full-length or executive-length course facility types.

The ownership and operation of golf courses, driving ranges and other golf facilities in the United States is highly fragmented, with very few companies owning or operating substantial portfolios of golf facilities. Over the last 10 years, however, there has been an accelerating trend towards consolidation of ownership and management of 18-hole golf courses. What had been an industry characterized by fragmentation of ownership and management is becoming increasingly concentrated. The ownership and operation of driving ranges and golf practice and learning centers in the United States, however, remains fragmented, with very few companies owning or operating substantial golf facility portfolios. The Company believes that there are very few companies who currently own and operate more than one or two golf practice and learning centers and only one that owns and operates more than ten golf practice and learning centers in the United States.

Business Strategy

The Company's strategy is to become the leading owner and operator of golf centers in major metropolitan areas. The Company intends to accomplish this goal principally by acquiring existing golf facilities that have the potential for revenue enhancement through expansion of facilities, more efficient management and innovative marketing strategies. The Company intends to develop new golf centers in attractive markets where existing facilities are not suitable for acquisition. The Company's golf centers are designed around a driving range with target greens, bunkers and traps to simulate actual golf course conditions. The Company's driving ranges, which typically include substantially more hitting stations than the industry average, are lighted to permit night play and are enclosed or sheltered in a climate-controlled environment. The Company has capitalized on the national recognition of its flagship development, Illinois Center Golf, a golf center and par-3 golf course in downtown Chicago, and has built a substantial pipeline of attractive projects for acquisition and development. The Company intends to incorporate Illinois Center Golf's features into its renovation of existing golf facilities and development of new golf centers.


  Acquisition of Existing Golf Facilities. The Company believes the ownership and operation of driving ranges and other golf facilities is highly fragmented and presents numerous opportunities for it to acquire, upgrade and renovate golf centers and driving ranges. The Company's acquisition strategy is to target well-located, stand-alone ranges or golf centers in major metropolitan areas, some of which may be under performing. The Company will either purchase the land and facilities or enter into long-term leases for each project. In determining which facilities may be suitable acquisition candidates, management principally considers potential for improvement in revenue and operating cash flow through capital improvements and efficiencies in management. Capital improvements may include increasing the number of tee stations, sheltering the hitting stations or enclosing the driving range, installing lights to permit night play, adding or expanding pro shop and clubhouse facilities and constructing other amenities to encourage corporate, executive and business and leisure traveler participation.

 Developments of New Golf Centers. In desirable locations where suitable acquisition opportunities are not available, the Company intends to construct new facilities, often as an interim use for valuable urban real estate under long-term leases. Such golf centers, typically modeled after Illinois Center Golf, will be designed to provide a mix of features uniquely focused on the demographics and other characteristics of the specific market area. The Company's golf centers typically include: instructional programs such as the David Leadbetter Golf Academy at Illinois Center Golf; enclosed heated hitting areas; putting, sand bunker and chipping practice areas; full-line pro shop; restaurant, bar and catering facilities; group meeting areas; and, in some cases, par-3 or executive-length golf courses.

 Economies of Scale. The Company believes that, in the course of its acquisition and development activities, it will realize efficiencies of management, purchasing and marketing unavailable to independent owner-operators who manage the vast majority of stand-alone golf facilities. It will also spread corporate overhead costs, including accounting, insurance, cash management, strategic marketing and financial reporting functions, over multiple facilities.

 Marketing Strategy. The Company believes it will achieve high margins from strong demand and high utilization rates for golf practice and learning facilities located in areas with few or nonexistent locally available alternatives. It will accomplish this by providing a unique recreational facility that is user-friendly for the novice and intermediate golfer; by including internationally recognized golf instruction programs such as the David Leadbetter Golf Academy at Illinois Center Golf for golf instruction; by designing facilities that provide unique venues for corporate and business outings, meetings and other special events; and by offering opportunities for major corporate sponsorship and advertising.

Metropolitan Golf Centers

Metropolitan golf centers have several attractive characteristics, including: (i) ease of access for time-constrained metropolitan area residents and local businesspersons in under-served markets;
(ii) corporate entertainment facilities and unique membership and entertainment opportunities for local and national businesses;
(iii) special appeal to women, beginning golfers and high-handicap golfers because of the learning center and the shorter length golf course; and (iv) availability of unique, outdoor recreation amenities for the business and leisure traveler patronizing nearby hotels.

 Golf Access to Under-Served Market. Many major metropolitan areas lack sufficient golf facilities to meet the increasing demand for tee times. Golfers in densely populated areas frequently must drive long distances to play or practice golf. In addition, the busy professional may lack sufficient time for recreational activities. By locating a multi-use golf facility close to the user's home or job in metropolitan residential or business districts, the Company provides a convenience for the metropolitan golfer. By offering opportunities to play and practice golf requiring only one to two hours, including travel time, the Company allows the golfer more frequent outings and meets the needs of a larger constituency. The metropolitan golf center is not designed to replace the suburban country club or daily fee course, but rather to supplement regular rounds and offer a high-quality practice medium.

 Corporate Entertainment Center. As corporate entertainment facilities, metropolitan golf centers offer unique venues with easy access for client entertainment and employee benefit functions. As highly visible outdoor recreation facilities, metropolitan golf centers provide unique and attractive advertising and sponsorship opportunities. Each metropolitan golf center has staff members dedicated to corporate membership, group outings and consumer products sponsorship sales. The presence of a par-3 or executive-length golf course in many facilities allows the Company to offer an enhanced opportunity to increase sales of both individual and corporate memberships, host group outings and sponsor special events.

 Preferable Facility for Women and High-handicap Golfers. Women tend to be consumers of golf lessons, specialized golf equipment and golf apparel. The highly developed learning and practice facilities and upscale retail merchandising of the Company's metropolitan golf centers cater to these demands. The executive-length or par-3 golf course holds specific appeal for women. High-handicap golfers are also drawn to the shorter courses as a lower cost alternative and as a means to improve their golf game before playing a full-length course.

 Travelers' Amenity. Metropolitan golf centers offer hotels an outdoor recreational product for their guests. Both business and leisure travelers may take advantage of the proximity of the center to their hotel and of special packages that may be offered to hotel guests. Hotels may be interested in block purchases and may pay sponsorship fees to the metropolitan golf center, thereby increasing the visibility of both the hotel and the golf facility.

Operational Structure

Generally, the Company's golf centers are open seven days per week. The Company's revenues are derived from the sale of greens fees, range balls, pro shop merchandise (golf clubs, balls, bags, gloves, videos, apparel and related accessories) and food and beverages and a portion of the revenue generated by instructional programs. Golf facilities in general have seasonal attendance due to outdoor facilities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Seasonality."

An on-site general manager of each center has overall administrative responsibility for his or her center's day-to-day operation including, as applicable, the driving range, golf course, instructional program, short-game practice area, pro shop, restaurant, bar, as well as the condition of the facilities. In addition, each general manager works with the Company's Chief Financial Officer to prepare monthly and annual budgets and marketing plans.

The Company emphasizes recruiting and training skilled personnel. The Company seeks general managers with broad and extensive business and management skills, preferably from service and hospitality industries. General managers, as well as other management personnel, are provided performance incentive bonuses. The Company encourages each general manager to emphasize customer service at his or her center. Employees undergo comprehensive training and are required to be courteous, wear standardized clothing and display a professional attitude.

The Company also emphasizes the availability of high-quality, all-level golf instruction at its golf centers. Currently, the Company has an agreement with the internationally recognized David Leadbetter Golf Academy for instruction at Illinois Center Golf (the "Golf Academy Agreement"). The Company is currently in discussions with the David Leadbetter Golf Academy about operating the instruction program at other Company golf facilities and expects to expand its relationship with the David Leadbetter Golf Academy to many of the Company's golf centers.

By virtue of operating a number of golf centers, the Company believes it achieves economies of scale not available to independent owner-operators. Typically, the Company can acquire artificial turf, range balls, pro shop merchandise and other golf center supplies and equipment at lower prices than any individual owner-operator. The Company can also purchase insurance coverage at a lower premium rate than would be charged for an individual golf center. The Company's policies relating to personnel, labor, cash management and budgets are formulated at the corporate level and required to be observed by each of the Company's golf centers. The Company's accounting, legal, insurance and finance functions and management information systems are also centralized, which enables personnel at each golf center to focus solely on operational matters related to the particular golf center.

The Company advertises in newspapers and on radio and cable television and uses direct mailings and other promotions, including sponsoring certain charitable events and contests and giving free clinics and equipment demonstrations, to increase public awareness of its golf centers. Each golf center employs sales and marketing employees who coordinate advertising and solicit group events and memberships. The compensation of sales and marketing employees is predominantly incentive based. Pursuant to the Golf Academy Agreement, David Leadbetter Golf Academy is required to market and promote the academy located at Illinois Center Golf.


MetroGolf Management

MetroGolf Management Inc. ("MGMI") is a wholly owned golf management company formed to manage Illinois Center Golf and other future projects of the Company and its affiliates. The Company, through MGMI, manages the operations of Illinois Center Golf, Goose Creek, Harborside Golf Center, Fremont Golf Center, Palms Golf Center and Rocky Point Golf Center, and plans to similarly manage operations of the New York Golf Center and other future projects. Generally, all personnel employed at each facility are employees of MGMI. The management contracts between each facility and MGMI generally include provisions that the facility reimburse MGMI for the costs of such employees as are required at each facility.

Competition

On a national basis, the Company faces several major competitors with sizable portfolios of golf facilities. However, while these companies own or manage large numbers of golf facilities, overall golf facilities ownership and management generally remains highly fragmented. The ten largest golf course management companies own or operate only approximately 3% of the over 14,000 privately owned golf courses in the country. The vast majority of the remaining 97% of privately owned courses are held by regional multi-course (three to five) companies, small ventures and individuals who have limited experience in operating a course to maximize profit. These smaller operators tend to lack the access to capital and management expertise enjoyed by large multi-course owners and operators. Some of the multi-facility owners have recently completed public offerings to increase their portfolios with opportunities to acquire facilities which require professional ownership and management to maximize the potential of the chosen facility. The trend toward consolidation of 18-hole golf course facilities has become very profitable, but increasingly competitive, over the past few years. However, the consolidation trend recently evident for 18-hole golf courses is only in its infancy for the driving range and practice and learning center segment of the industry.

The Company believes that there are very few companies that currently own and operate more than one or two golf practice and learning centers and that only Family Golf Centers Inc. ("FGCI") owns and operates more than ten golf practice and learning centers in the United States. FGCI recently recapitalized through a public secondary offering, is the largest owner and operator of golf driving ranges in the nation and is pursuing an aggressive development and acquisition strategy that has already tripled the number of ranges under its operation since January 1995. Its substantial capital gives it a competitive advantage over the Company in attempting to absorb weaker operations and provides it with increasing economies of scale. However, FGCI is largely focused on the family golf market and on operations in suburban and smaller metropolitan areas, although it has competed, and may in the future compete, directly with the Company in certain large metropolitan areas. Other public and private companies, such as Golden Bear Golf, Inc.; Michael Jordan Golf Co.; Eagle Quest, (Tuition) Limited; Blue Eagle Golf Center, Inc.; Golf Centers of America, Inc.; Senior Tour Players Development, Inc. and the Professional Golfers' Association of America are pursuing opportunities in the golf driving range and practice facility segment and may compete directly or indirectly with the Company. Several other large and well-financed companies are active in the full-length golf course segment; however, none have focused on the driving range, golf practice and learning center or executive-length and par-3 courses segments or on larger metropolitan areas, although there can be no assurance that they may not do so in the future.

Employees

The Company has nine full-time employees at the corporate level, and a variable number of additional full-time and part-time employees at the facility level through its wholly owned subsidiary, MGMI. Currently, MGMI has approximately 20 full-time equivalent employees during the slow season, and 70 full-time equivalent employees during the peak season. In addition, the Company utilizes the services of various independent contractors, primarily for computer, accounting and finance-related services.

Corporate Information

On February 21, 1992, Mr. Tourtellotte incorporated and became the sole stockholder of The Vintage Group USA, Ltd. On May 26, 1993, Mr. Tourtellotte incorporated and became the sole stockholder of MetroGolf Illinois Center, Inc. ("IC"). On July 29, 1994, The Vintage Group USA, Ltd. changed its name to TVG (Virginia) Inc. (subsequently renamed MetroGolf Virginia, Inc. "VA") Simultaneously, Mr. Tourtellotte formed the Company under the name of The Vintage Group (USA) Ltd. and contributed his common stock of VA and IC to the Company in exchange for 100% of its outstanding Common Stock. Since such time, the Company has, as the managing general partner in Illinois Center Golf Partners, L.P.("ICGP") and Goose Creek Golf Partners Limited Partnership ("GCGP"), operated Illinois Center Golf and Goose Creek. On October 21, 1996, the Company purchased approximately 94% and 90% of the limited partnership interests in ICGP and GCGP, respectively. On July 1, 1996, the Company purchased the leasehold interest for the Fremont Golf Center. Also on such date, the Company's wholly owned subsidiary, MetroGolf (San Diego) Incorporated, began operating Harborside Golf Center. On December 31, 1996, the Company purchased the leasehold interest in the Palms Golf Center. On March 1, 1997, the Company assumed management of all operations at the Rocky Point Golf Center.

The Company has recently changed its name to MetroGolf Incorporated and intends to incorporate the name "MetroGolf" into the names of its golf centers. The Company has applied for federal tradename protection for the name "MetroGolf Incorporated," but there can be no assurance that such protection will be granted. The Company is aware of other users of the name "MetroGolf" in some of the markets where the Company currently operates golf centers or may operate golf centers in the future. The Company does not believe that any such user is in direct competition with the Company; however, the Company may choose not to use the name "MetroGolf" in certain markets if it is inadvisable to do so because there is an existing user of the name.




ITEM 2. PROPERTIES

The Company leases approximately 4,300 square feet of corporate office space in Denver, Colorado for rent of approximately $64,400 per year.




Company Golf Centers

                                                     Date Opened,
                                             No. of   Acquired or
Location                    Type of          Hitting  Commenced
of Facility   Facility Name  Facility         Tees     Management
-----------------------------------------------------------------
Chicago, IL     Illinois    MetroGolf Center  92       July 1994
              Center Golf
Fremont, CA   Fremont Golf  MetroGolf Center  36       July 1996
                Center
San Diego, CA Harborside    MetroGolf Center  80        July 1996
              Golf Center
San Diego, CA Palms Golf    MetroGolf Center  42       Dec. 1996
               Center
Leesburg, VA  Goose Creek   18 hole Course    --       June 1992
Long Island,  Rocky Point   MetroGolf Center  70       March 1997
NY            Golf Center

Illinois Center Golf. Illinois Center Golf opened in July 1994 on an approximately 23-acre parcel in downtown Chicago. This golf center features a 9-hole, par-3 golf course; a year-round, lighted, 92-stall driving range; and a complete, full-service clubhouse and learning center. Illinois Center Golf is located in the heart of Chicago's financial district adjacent to the Chicago Loop and is designed to attract business people, travelers and residents in the immediate and surrounding downtown area. There are more than 4,000 hotel rooms, 3,500 residences, and nine million square feet of Class A office space located within two blocks of the facility. The Hyatt, Sheraton, Fairmount and Swissotel hotels are located within one block of Illinois Center Golf and contribute over 1,000,000 room nights per year to the site area. In the immediate vicinity, there are over 12,000 residents with mean household incomes in excess of $70,000. In addition, over 650,000 people are employed within a 12-block radius of the site.

The 9-hole, par-3 course was designed by Dye Designs International, Inc. ("Dye Designs") and features many of the trademark elements that characterize Dye Designs courses. In particular, the 9th hole features an island green which challenges the best golfers. Each hole has oversized tee boxes to facilitate tee maintenance and offer frequent players varied approaches to each green. The 350-yard, double-ended driving range has a choice of grass or astroturf at either end (with a portion covered and heated for winter use) and target fairways and elevated greens at various distances. The clubhouse serves as the focal point and includes restaurant, bar and catering facilities, a full-line pro shop and a state-of-the-art teaching center featuring a David Leadbetter Golf Academy with its internationally recognized teaching programs.

Illinois Center Golf generated approximately $1.6 million of revenue in its first full year of operations (1995). Over 580 individual memberships have been sold (generating both initiation fees and recurring monthly fees), and both the course and driving range have received significant public usage. Corporate membership sales at all levels reflect high interest from the business community. Corporate and consumer product sponsorship interest has been strong, with several sponsorship programs, including an agreement with Pepsico, Inc., having been sold. Additionally, arrangements have been made with local hotels, including Swissotel, for block purchases of tee times, range usage and other events. Illinois Center Golf has been featured on the Today Show, CNN and 25 local and syndicated television programs and has appeared in Sports Illustrated and 180 trade publications and daily newspapers (including The Wall Street Journal and The New York Times). The extensive media coverage of the Company's Chicago operation attests to the innovative nature of its new metropolitan golf centers and to the high level of public interest in metropolitan golf and indicates the significant market potential for such facilities.

Illinois Center Golf is located on a property which is leased for 15 years, terminating in 2009. The lease may be extended by mutual agreement between the lessor and lessee. The lease may be terminated by the lessor under certain conditions. If the lease is terminated prior to the end of the 15-year period, the lessor must pay the lessee a termination fee of up to $4.4 million, reduced by net earnings from the facility. Illinois Center Golf was financed through a $3.5 million private placement of limited partnership units in ICGP. The Company is the owner of 89% of the common stock of IC which is the sole general partner of ICGP. The Company purchased approximately 94% of the limited partnership interests in ICGP on October 21, 1996 with a combination of cash and convertible notes totaling $3.275 million.

Fremont Golf Center. On July 1, 1996, the Company purchased the leasehold interest on an existing driving range and learning center facility in Fremont, California for $1,350,000 (plus acquisition costs of approximately $123,000). The existing golf facility consists of a 36-tee station driving range, two practice putting greens, a clubhouse and a maintenance area on approximately 15 acres of land. The current clubhouse includes a grill room and bar area not currently in operation. The driving range has both natural and artificial tee areas and lights for nighttime use.

In addition, the Company has been granted the exclusive right to develop an adjacent 35-acre tract of land owned by the City of Fremont into a 9-hole executive-length golf course with expanded practice facilities and significantly improved clubhouse amenities. The Company expects to commence construction of the 9-hole executive-length golf course and begin modifications to the existing facility in the summer of 1997, with the completion of the golf center scheduled for the spring of 1998. The total acquisition (including the driving range and learning center) and proposed development budget is approximately $3.5 million.

The new Fremont Golf Center is planned to include an expanded, 80-station tee area, practice putting green, chipping and short game practice and sand bunker areas. Plans call for the clubhouse to be redesigned and enhanced to include a full-line pro shop, locker rooms and bar area and grill room with an outdoor patio. A corporate entertainment and group event area will be located adjacent to the patio. The 9-hole executive-length golf course is to be designed by Dye Designs and will have many of the trademark elements that characterize Dye Designs golf courses.

The Fremont Golf Center site is an urban, in-fill site in the east San Francisco Bay area, located between Oakland and San Jose in the heart of the Silicon Valley. An estimated two million people live and work in the east Bay area. The site is adjacent to Fremont's Central Park, which serves as a regional park for the east Bay area and frequently experiences weekend crowds in excess of 50,000 people. The site provides a significant opportunity because of the limited availability of golfing options in the Fremont area. The Company believes, based on its market research in the area, that there is significant undercapacity of golf facilities in the area.

The development budget for the new 9-hole executive-length golf course, and modifications to the existing facility, is anticipated to be approximately $2 million over a one-year development period. The Company intends to fund the development through a combination of equity and debt. The debt is to be provided by a commercial bank, specialized golf lending institution or private lender.

Harborside Golf Center. On July 1, 1996, the Company commenced operating the Harborside Golf Center located in downtown San Diego, California. The golf center is located on a 4.63 acre site of land in close proximity to the San Diego Convention Center and International Airport and is adjacent to major hotels, restaurants and approximately eight million square feet of commercial office space. The facility includes a driving range which has 80 tee stations, double-tiered and double-ended. There are 20 additional grass practice tees, a putting green, chipping green and sand bunker area. Multiple target greens and sand traps are located on the driving range. The clubhouse covers approximately 10,000 square feet and includes a pro shop, a sports bar/cafe and computerized video swing analysis.

Palms Golf Center. On December 31, 1996, the Company purchased the leasehold interest and related improvement on an approximately 2 year old 13-acre facility fronting on Interstate 5 approximately 10 miles south of downtown San Diego. The Palms Golf Center features a 42 grass and mat tee station practice range; a 9-hole pitch-and-putt golf course; an approximately 10,000 square foot putting green, complete with chipping, short game and sand bunker areas; and an approximately 2,000 square foot clubhouse that is complete with a pro shop and snack bar. The facility is lighted for evening use. As consideration for the acquisition, the Company paid $71,584 in cash, issued $137,500 worth of Common Stock and executed an $87,500 promissory note bearing interest at the rate of 8% per annum that provides for payment of all principal and accrued interest on April 21, 1997. The Company acquired its interest in the property subject to approximately $460,000 of existing indebtedness.

Rocky Point Golf Center. On March 1, 1997, the Company assumed the management of all operations of Rocky Point Golf Center located in Rocky Point, Long Island, New York. The center offers golfers 70 250 yard hitting stations which are covered and heated for cold and rainy weather play. The double deck range offers a lighted landing area for night play with seven target greens. An approximately 2,500 square foot grass putting green, complete with sand bunkers and chipping areas, accommodates short game practice. Rocky Point Golf Center also offers a full line pro shop and PGA accredited instruction, including a full offering of lessons for individuals, couples or groups.

Goose Creek. Goose Creek is a 20-year-old daily fee course located in Leesburg, Virginia that was purchased by GCGP in June 1992. The golf course is 6,800 yards in length and has a 5,000 square-foot clubhouse. The club is located seven miles from Dulles International Airport in the northern Virginia suburbs of Washington, D.C. and logs in excess of 40,000 rounds annually at current fees of as much as $30 per round. The facility has been remodeled and repositioned in the market by the Company as a higher-end, country club-type experience for daily fee golfers. Since its acquisition in 1992, greens fees have been increased by as much as 40%. In 1995, Goose Creek generated over $1.4 million in total revenue. Goose Creek was purchased by GCGP for slightly more than $4.3 million. Approximately $975,000 of equity was raised for the purchase through a private limited partnership offering in GCGP. The balance of the funds was provided by a mortgage loan and $400,000 carryback financing from the seller. The Company owns 100% of the issued and outstanding stock of VA which is the managing general partner of GCGP. The Company purchased approximately 90% of the limited partnership interests in GCGP on October 21, 1996 for a combination of cash and convertible notes totaling $1.365 million.


Future Projects


 New York Golf Center. The Company has fully negotiated a lease (the "Port Authority Lease") with the Port Authority of New York and New Jersey (the "Port Authority") to develop a driving range and learning center on top of the Port Authority Bus Terminal in midtown Manhattan, New York City. Construction is scheduled to commence mid-1997, with the opening scheduled for mid-1998. The proposed development budget is approximately $5.5 million. The facility is planned to consist of a three-level facility occupying a portion of the roof of the Port Authority Bus Terminal (approximately three acres) and includes a 54-tee station area, a practice putting green, a sand bunker practice area, a greenside chipping area, a video instruction center, locker rooms, a David Leadbetter Golf Academy and a club facility. The driving range will include covered, heated tee stations. The golf instruction center, video instruction center, golf practice areas and locker rooms will be located in the clubhouse, together with a sports bar/cafe, outdoor patio, corporate entertainment and group event area, pro shop and offices. The Company is currently in discussions with the David Leadbetter Golf Academy about operating the golf instruction program at the New York Golf Center.

The Port Authority Bus Terminal site provides a development opportunity that the Company believes is unparalleled in the golf industry. In this midtown Manhattan location at 42nd Street and 8th Avenue, approximately 200,000 daily commuters pass through the Port Authority Bus Terminal, and approximately 60,000 daily transit riders use the Times Square subway exit at 42nd Street. Peak pedestrian traffic counts at the corner of 42nd Street and 7th Avenue show an average of approximately 45,000 people per day and are among the highest in all of Manhattan. Demographics show that over 1.1 million employees work in the New York City midtown area, and 525,000 permanent residents live in the same area. In addition, over 20 million tourists visit New York City on an annual basis. The site is adjacent to the Times Square Business Improvement District, which includes 12,600 hotel rooms and accommodates 1.7 million visitors annually. Several leading entertainment and service industry companies, including Disney Enterprises, Inc.; Viacom Inc./MTV Networks Inc.; Sony Corp.; Virgin Records Inc.; and American Multi-Cinema Inc. have recently announced or are considering projects near the Port Authority Bus Terminal site. Because of the interest in the area, several large corporations have expressed interest in sponsorship and advertising opportunities associated with the facility.

The Company has received conditional approval of the structural feasibility report for the project. Upon the Company's completion of certain design and engineering studies to the satisfaction of the Port Authority staff, the Port Authority Lease will be submitted to the Port Authority Board of Commissioners for its final approval and the Port Authority's execution. Although the Company believes that such studies will be approved and the Port Authority Lease will be executed in mid-1997, there can be no assurance as to such approval or lease execution.

For the purpose of developing the Port Authority site, the Company has formed a limited liability company that is owned by the Company's wholly owned subsidiary, MetroGolf New York, Inc. ("MGNY"), and several individual investors (the "Class B Members") who assisted in the project presentation, concept development and negotiations with the Port Authority. The Operating Agreement for the limited liability company provides for distribution of cash to the members (i) first, in return of capital contributed, plus a 15% per annum cumulative compounded deferred return thereon (it is anticipated that the Class B Members will provide 5% of the contributed capital); (ii) second, 75% to MGNY and 25% to the Class B Members until MGNY has received a 30% internal rate of return on its investment; and (iii) third, 70% to MGNY and 30% to the Class B Members. MGNY is to be paid a development fee of $250,000 for development services during construction and management fee of 5% per annum of gross revenues upon completion for delivery of management services. The Company may offer to acquire the Class B Members' current interests which could result in 100% Company ownership of the New York Golf Center; however, there can be no assurance upon what terms, if any, such acquisition may occur.


ITEM 3. LEGAL PROCEEDINGS

The Company knows of no material litigation or proceeding pending, threatened or contemplated to which the Company is or may become a party.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


      None


PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
	STOCKHOLDER MATTERS

	The principal United States market for the Company's common stock is the National Association of Securities Dealers, Inc. Automated Quotation Systems SmallCap Market (the "NASDAQ Small Cap"). The high and low sales prices for the common stock from inception of trading (October 16, 1996) to December 31 1996 was $6.50 and $5.25 per share, respectively.

As of March 31, 1997 there were 79 record holders of the Company's common stock.

No dividends have been paid on the Company's common stock for the years ended December 31, 1996, 1995 and 1994.


ITEM 6. SELECTED FINANCIAL DATA

                                                       Inception
                      Years Ended Dec. 31,            to Dec. 31,
                    1996      1995      1994     1993     1992
-----------------------------------------------------------------
Total revenues  $1,080,936  $335,303  $291,237  $106,313 $76,250
Total operating
 expenses        2,498,972   882,709   565,811   109,176  47,655
Operating income
 (loss)         (1,418,036) (547,406) (274,574)   (2,863) 28,595
Other income
 (expense)        (526,757)   35,122    13,630        88  (1,263)
Equity in loss
  of affiliates     (2,278)     (770)     (309)   (1,392) (1,010)
Minority interest
 in (income) loss
 of consolidated
 subsidiaries       13,807   (19,058)   (3,560)       -         -
Net income
   (loss)      ($1,933,264)$(532,112)$(264,813) $(4,167)  $26,322
Net income
 (loss)
 applicable to
 common
 stockholders  ($2,077,592)$(687,164)$(315,490) $(4,167)  $26,322

Net income
 (loss) per
 common share       $(1.79)    $(.78)    $(.36)     ($0)     $.03

                                      December 31,
                 ------------------------------------------------
                 1996       1995       1994       1993       1992
Total assets  $16,703,910  $979,679  $812,725   $206,388   $8,218
Long-term
   obligations  4,133,342    23,151    26,287     21,595        -

The Company acquired several operating properties during 1996.  See
Note 1 to the financial statements contained in Item 8.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's financial statements and the notes thereto appearing elsewhere in this report. This report contains forward-looking statements, and actual results could differ materially from those projected in the forward-looking statements.

Overview

On October 21, 1996, the Company completed the sale of 1,175,000 shares of its common stock in an IPO registered on Form S-1. The Company received net proceeds of approximately $5.46 million after paying offering costs of approximately $1.59 million. The Company's strategy is to increase revenues and net income by increasing the number of golf centers it owns, leases or manages by
(i) identifying and acquiring existing golf facilities that have the potential for revenue enhancement through better management and improved or expanded facilities, including the addition of enclosed hitting areas, full-line pro shops and other amenities, (ii) developing new golf centers in locations where suitable acquisition opportunities are not available, and (iii) seeking to realize economies of scale through centralized purchasing, accounting, management information and cash management systems. Consistent with this strategy, the Company acquired 94% and 90% of the limited partnership interests in ICGP and GCGP, respectively, on October 21, 1996. The Company acquired Fremont Golf Center on July 1, 1996 and Palms Golf Center on December 31, 1996. The Company also commenced operating the Harborside Golf Center on July 1, 1996. In addition, the Company is actively pursuing acquisition or development projects in major cities, including Atlanta, Denver, Los Angeles, St. Louis, San Diego, San Francisco, Seattle and Toronto. Consummation of any acquisition or development of these or any other future sites is subject to the satisfaction of various conditions, including the satisfactory completion of due diligence by the Company and the negotiation of definitive agreements. As consideration for any future acquisition or development, the Company may pay cash, incur indebtedness or issue debt or equity securities. Such acquisitions or developments could result in material changes in the Company's financial condition and operating results; however, there can be no assurance as to the occurrence of any of these acquisitions or developments or, if they occur, as to the timing of the consummation of any acquisitions or developments.

Results of Operations

Prior to July 1, 1996, the Company derived its revenue from two major sources: development or acquisition fees and management fees. On July 1, 1996 the Company commenced operations at Fremont and Harborside. The Company commenced operations at Palms on September 1, 1996. The Company commenced operations at Illinois Center and Goose Creek on October 22, 1996. Prior to the commencement of operations, management fees are generated by three subsidiaries of the Company: IC and VA, as managing general partners of ICGP and GCGP, and MGMI as property manager of Illinois Center Golf, Goose Creek, Harborside Golf Center, Fremont Golf Center and Palms Golf Center. The Company initially used outside management companies to manage its golf centers. In September 1995, the operations management subcontract for Illinois Center Golf was terminated. In March 1996, the Company terminated the third-party management contract for Goose Creek. All Company properties are, and in the future are expected to be, managed by MGMI.

Year Ended December 31, 1996, as Compared to Year Ended December
31, 1995

Total revenues increased 322%, to approximately $1,081,000 for the year ended December 31, 1996, from approximately $335,000 for the year ended December 31, 1995. In 1996, the Company earned approximately $890,000 from golf course and learning center operations, approximately $181,000 from management fees and $10,000 from consulting fees. In 1995, the Company earned approximately $190,000 from management fees, $120,000 from an acquisition fee and $25,000 from consulting fees

Operating expenses increased 283%, to approximately $2,499,000 for the year ended December 31, 1996, from approximately $882,700 for the year ended December 31, 1995. Operating costs increased to $709,130 from $0 due to the addition of operating properties in 1996 and the acquisition of ICGP and GCGP during the fourth quarter of 1996. Salaries increased to $634,584 in 1996 from $343,827 for the year ended December 31, 1995 due to salary increases and the addition of corporate personnel. In addition, other general and administrative expenses for the year ended December 31, 1996 increased to $956,701 from $519,583 in 1995 due to property acquisitions during 1996.

Depreciation expense increased to approximately $199,000 in 1996 from approximately $19,300 in 1995 due to the acquisition of Fremont in July 1996 and ICGP and GCGP in the fourth quarter of 1996.

Interest expense increased to $567,253 in 1996 from $25,994 in 1995 primarily due to placement of $2,025,000 of convertible subordinated notes ("PP Notes") in the second quarter of 1996 and the ICGP and GCGP Notes in the fourth quarter of 1996.

Interest income decreased to $40,496 in 1996 from $61,116 in 1995 as a result of the interest-bearing notes receivable being consolidated as a result of the acquisition of GCGP and ICGP.

 Year Ended December 31, 1995, as Compared to Year Ended December
31, 1994

Total revenues for 1995 increased 15.1%, to approximately $335,000 from approximately $291,000 for 1994. In 1995, the Company earned approximately $190,000 from management fees, $120,000 from an acquisition fee and $25,000 from consulting fees. In 1994, the Company earned approximately $160,000 from management fees, $125,000 from development fees and $6,000 from consulting fees. Each of these are discussed in more detail below.

VA, a wholly owned subsidiary, is the managing general partner of GCGP, which is the owner of Goose Creek. VA earned a fee of approximately $51,000 annually for managing GCGP. The Company earned management fees of $51,000 for 1995, which increased by 5% from the prior year in accordance with a contractual inflation adjustment.

IC, an 89% owned subsidiary, is the managing general partner of ICGP, which is the owner of Illinois Center Golf. IC earned a fee of approximately $60,000 annually for managing ICGP. The Company earned management fees of $60,000 for 1995 and $35,000 for 1994 as IC began earning its management fee beginning June 1, 1994.

MGMI, a 51% owned subsidiary during 1995 (now wholly owned), earned management fees of approximately $79,000 and $76,000 in 1995 and 1994, respectively, as the facility manager of Illinois Center
Golf.

In 1995, the Company did not earn any development fees. In 1995, the Company earned a fee of $120,000 for assigning its rights to purchase a golf course in South Carolina. In addition, the Company earned a $25,000 fee in 1995 from the purchaser of a promissory note held by the former owner of Goose Creek for negotiating the purchase of the promissory note at a substantial discount. In 1994, the Company earned a development fee of $125,000 upon completion of the Illinois Center Golf facility. Each of these sources of revenue are considered nonrecurring.

Operating expenses increased to approximately $883,000 in 1995 from approximately $566,000 in 1994. Although salaries decreased to $344,000 in 1995 from $374,000 in 1994, other general and administrative expenses increased to $520,000 in 1995 from $181,000 in 1994. The primary reasons for the increase in general and administrative expenses were an increase in legal and accounting fees in 1995 associated with preparation of various securities offering documents and the initial audit of the Company in 1995. In addition, the Company paid a commission of $25,000 from the fees it earned for assigning its rights to purchase the South Carolina property and paid subcontract property management fees of $45,000. These costs were not incurred in 1994. The Company also leased new office space in September of 1994; accordingly, rent expense is approximately $17,000 higher in 1995 than in 1994.

Depreciation expense increased to $19,000 in 1995 from $10,800 in 1994.

Interest income increased to $61,100 in 1995 from $15,500 in 1994 as a result of interest-bearing loans to ICGP and GCGP, starting in September 1994 and November 1995, as well as interest-bearing loans to its sole Common Stock holder.

Interest expense increased to $26,000 in 1995 from $1,800 in 1994, primarily due to the Company's borrowings under its line of credit, which were primarily used to make loans to ICGP and GCGP.

The equity in loss of affiliates represents the Company's proportional share of the losses of ICGP and GCGP, which had larger losses in 1995 than in 1994.

Liquidity and Capital Resources

At December 31, 1996, the Company had a working capital deficit of approximately $7,530,700, as compared to a working capital deficit of $506,000 at December 31, 1995. The increase in working capital deficit is primarily due to the current portion of long term debt resulting from property acquisitions. Increases in accounts payable and accrued salaries resulting from continued losses from operations, costs associated with the placement of the PP Notes in May 1996 and negative cash flow contributed to the increase in working capital deficit. The Company has approximately $6,111,000 of current liabilities relating to debts that come due within the next 12 months. Of these $861,750 are convertible subordinated notes that are convertible into common stock of the Company at 50 percent of the market value of the Company's common stock. Because of the conversion discount, the Company believes that most, if not all, of these notes will be converted by the noteholders prior to the maturity date of June 1, 1997. $4,505,556 of these current liabilities are mortgages on existing operating properties and are fully collateralized by such properties. The Company is currently negotiating to refinance or extend each of these mortgages and expects to receive new mortgages with maturity dates that extend beyond 12 months. In addition, the Company is currently offering for sale in a private placement $5,000,000 in convertible subordinated notes ("the Notes"). The Company intends to use the proceeds for additional acquisitions which should further increase the Company's cash flow from operations and for current working capital needs. The Company believes that these funds will be sufficient to meet its liquidity needs for the next year.

The cash used in operating activities increased to approximately $1,213,000 in 1996 from $221,700 in 1995. The primary reason for the increase has been the increase in the net loss to $1,933,300 in 1996 from $532,100 in 1995. Cash raised in debt and equity financing in 1996 and 1995 was primarily used to pay for business acquisitions, redeem the Company's preferred stock and fund operating losses. In addition, the Company used accounts payable as a source of financing. Trade accounts payable increased $294,000 in 1996 and $260,000 in 1995.

Since its inception, the Company has been funded primarily through loans, capital contributions and the sale of preferred stock. In May 1996, the Company successfully completed the sale of $2,025,000 of PP Notes, resulting in net proceeds of approximately $1,757,100. Some of the proceeds from the PP Notes were used to pay off the Company's line of credit. In October, 1996, the Company successfully completed the sale of 1,125,000 shares of common stock. Some of the proceeds from the sale were utilized to redeem the preferred stock and to acquire ICGP and GCGP. After these transactions, the Company's primary liabilities are debt associated with the operating properties. The Company intends to refinance the current portion of the long term debt which matures in 1997. The Company is currently offering a convertible debt placement with a $500,000 minimum and $6,000,000 maximum. The working capital provided from the sale of the common stock and the convertible debt, in the opinion of management, is sufficient to fund the Company's day-to-day operations through the end of 1997.

Fremont Golf Center The Company has signed a lease agreement with the City of Fremont to develop an 35-acre tract of land into a 9-hole executive-length golf course with expanded practice facilities and significantly improved clubhouse amenities. The Company expects to commence construction of the 9-hole executive-length golf course and begin modifications to the existing facility in the summer of 1997, with the completion of the golf center scheduled for the spring of 1998. The development budget for the new 9-hole executive-length golf course, and modifications to the existing facility, is anticipated to be approximately $2 million over a one-year development period. The Company intends to fund the development through a combination of equity and debt, to be provided by a commercial bank, specialized golf lending institution or private lender.

New York Golf Center The Company has fully negotiated a lease (the "Port Authority Lease") with the Port Authority of New York and New Jersey (the "Port Authority") to develop a driving range and learning center on top of the Port Authority Bus Terminal in midtown Manhattan, New York City. Construction is scheduled to commence mid-1997, with the opening scheduled for mid-1998. The proposed development budget is approximately $5.5 million. The facility is planned to consist of a three-level facility occupying a portion of the roof of the Port Authority Bus Terminal (approximately three acres) and includes a 54-tee station area, a practice putting green, a sand bunker practice area, a greenside chipping area, a video instruction center, locker rooms, a David Leadbetter Golf Academy and a club facility. The driving range will include covered, heated tee stations. The golf instruction center, video instruction center, golf practice areas and locker rooms will be located in the clubhouse, together with a sports bar/cafe, outdoor patio, corporate entertainment and group event area, pro shop and offices. The Company is currently in discussions with the David Leadbetter Golf Academy about operating the golf instruction program at the New York Golf Center. The total expected cost of the New York Golf Center is expected to be approximately $5.5 million. The Company expects to utilize debt and equity financing from banks and institutional or private lenders to fund such amount.

At December 31, 1996, the Company had a deferred tax asset of $961,000 that had a 100% valuation allowance recorded to reflect management's evaluation that it is more likely than not that all of the deferred tax asset will not be realized.


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


                                          MetroGolf Incorporated
                                                and Subsidiaries
Item 8.  Financial Statements and
         Financial Statement Schedule         Contents


Report on Independent Certified Public Accountants

Consolidated and Combined Financial Statements

     Balance Sheets

     Statements of Operations

     Statements of Stockholders' Equity (Deficit)

     Statements of Cash Flows

     Summary of Accounting Policies

     Notes to Financial Statements

Report of Independent Certified Public Accountants on Supplemental Schedule

     Schedule II - Valuation and Qualifying Accounts






Report of Independent Certified Public Accountants


Board of Directors
MetroGolf Incorporated
Denver, Colorado

We have audited the accompanying consolidated balance sheets of MetroGolf Incorporated and subsidiaries (the "Company") as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1996 and 1995 and the related combined statement of operations, stockholders' equity and cash flows for the year ended December 31, 1994. These consolidated and combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated and combined financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of MetroGolf Incorporated and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for the years ended December 31, 1996, 1995 and 1994 in conformity with generally accepted accounting principles.



BDO Seidman, LLP
Denver, Colorado

March 21, 1997

                                           MetroGolf Incorporated
                                                 and Subsidiaries

                                      Consolidated Balance Sheets

December 31,                        1996              1995


Assets (Note 8)

Current:
Cash and cash equivalents    $     904,146      $          324
Restricted cash (Note 6)                 -             222,700
Management fee receivable,
 related parties (Note 11)               -              83,256
Inventories                        157,577                   -
Other current assets               100,206              15,452
                             ----------------------------------
Total current assets             1,161,929             321,732


Property and equipment less
 accumulated depreciation
of $205,342 and $24,025
(Note 3)                        13,524,145              63,952

Other:
Excess of cost over net
 assets acquired (Note 2)        1,537,239                   -
Debt issue costs                   133,939                   -
Loan fees                          106,205                   -
Organization costs                  89,744                   -
                             ----------------------------------
                                 1,867,127                   -
Less accumulated amortization       97,825                   -
                               --------------------------------
                                 1,769,302                   -
Notes receivable, related
parties (Note 4)                         -             514,728
Other receivable                    82,372                   -
Deferred acquisitions costs         78,791              59,467
Deferred offering costs             15,000                   -
Other assets                        72,371              19,800
                             ----------------------------------
Total other assets               2,017,836             593,995
                             ----------------------------------
                             $  16,703,910      $      979,679
                             ==================================

See accompanying summary of accounting policies and notes to consolidated and combined financial statements.

December 31,                        1996              1995

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable            $    1,380,947      $       380,217
Checks written against
 future deposits                   122,546                    -
Accrued real estate taxes          479,507                    -
Accrued liabilities                379,785               11,446
Accrued salaries                         -              145,784
Deferred revenue                   218,633                    -
Note payable, officer
(Note 7)                                 -               26,827
Lines of credit (Note 6)                 -              246,937
Current portion of capital
lease obligations (Note 9)          87,772                    -
Current portion of
long-term debt (Note 8)          6,023,401               16,489
                            ------------------------------------
Total current liabilities        8,692,591              827,700
                            ------------------------------------

Long-term liabilities:
Long-term debt, less
current portion (Note 8)         3,864,198               23,151
Capital lease obligations,
less current portion
(Note 9)                           269,144                    -
                            ------------------------------------
Total long-term liabilities      4,133,342               23,151
                            ------------------------------------
Investments in affiliates
 (Note 5)                                -                3,689
                            ------------------------------------
Minority interest in
consolidated subsidiaries          319,024               24,178
                            ------------------------------------
Total liabilities               13,144,957              878,718
                            ------------------------------------

Commitment and
contingencies (Note 10)

Stockholders' equity
(Note 12):
Preferred stock - $1 par
value; 1,000,000 shares
authorized; 0 and 45,500
 shares issued and
outstanding; liquidation
value of $25 per share
plus dividends in arrears
of $0 and  $205,729 (in the
aggregate $0 and $1,343,229)             -               45,500
Additional paid-in capital               -              940,609
Common stock-no par value;
9,000,000 shares authorized;
2,233,775 and 680,782 shares
issued and outstanding           6,792,487              (96,770)
Notes receivable,
stockholder (Note 4)               (82,511)            (120,300)
Accumulated deficit             (3,151,023)            (668,078)
                            ------------------------------------

Total stockholders' equity       3,558,953              100,961
                            ------------------------------------
                            $   16,703,910      $       979,679
                            ====================================

See accompanying summary of accounting policies and notes to consolidated and combined financial statements.

                                           MetroGolf Incorporated
                                                 and Subsidiaries

               Consolidated and Combined Statements of Operations



                                For the Years Ended December 31,
                                    1996        1995       1994


Revenues:
Green fees & driving range  $  487,366   $       -   $        -
Membership                     129,380           -            -
Merchandise                    135,662           -            -
Food and beverage               45,044           -            -
Instruction                     63,717           -            -
Management fees, related
party (Notes 5 and 11)         180,509     190,303      159,691
Administration                  29,258           -            -
Acquisition fee                      -     120,000            -
Development fees, related
 party (Note 11)                     -           -      125,000
Consulting fees                 10,000      25,000        6,546
                            ------------------------------------
Total revenues               1,080,936     335,303      291,237
                            ------------------------------------

Operating expenses:
Range and course operation     560,641           -            -
Food and beverage               63,167           -            -
Membership                      42,833           -            -
Instruction expense             42,489           -            -
Salaries                       634,584     343,827      373,779
General and administrative     956,701     519,583      181,201
Depreciation and
amortization                   198,557      19,299       10,831
                            ------------------------------------
Total operating expenses     2,498,972     882,709      565,811
                            ------------------------------------
Loss from operations        (1,418,036)   (547,406)    (274,574)
                            ------------------------------------

Other income (expenses):
Interest income                 40,496      61,116       15,472
Interest expense              (567,253)    (25,994)      (1,842)
                            ------------------------------------
Total other income (expense)  (526,757)     35,122       13,630
                            ------------------------------------

Equity in loss of
affiliates (Note 5)             (2,278)       (770)        (309)
                            ------------------------------------

Minority interest in
(income) loss of
consolidated subsidiaries       13,807     (19,058)      (3,560)
                            ------------------------------------

Net loss                    (1,933,264)   (532,112)    (264,813)

Dividend requirements on
preferred stock                144,328     155,052       50,677
                            ------------------------------------

Loss applicable to
common stock               $(2,077,592) $ (687,164) $  (315,490)

Net loss per common share  $     (1.79) $    (0.78) $     (0.36)
                           -------------------------------------

Weighted average number of
common shares outstanding    1,163,471      877,142     877,142
                            -------------------------------------

See accompanying summary of accounting policies and notes to consolidated and combined financial statements.


                                           MetroGolf Incorporated
                                                 and Subsidiaries

            Consolidated and Combined Statements of Stockholders'
                                                 Equity (Deficit)


For the Years Ended December 31, 1996, 1995 and 1994


                                         Additional
Notes Rec-
                          Preferred Stk   Paid-In       Common
Stock        eivable   Accumulated
                          Shares  Amount  Capital      Shares
Amount    Stkholder    Deficit

                      -

Balance, January 1, 1994        - $    - $       -       587  $
190 $(119,625) $     18,387
Issuance of IC's common
stock for cash                  -      -         -        65
15,000         -             -
Business reorganization
as of July 29, 1994             -      -         -      (652)
(15,190)        -              -
Issuance of common stock
in connection with
business reorganization         -      -         -   680,782
13,690         -             -
Reclassification of VA's
and IC's subchapter S
income and losses from
accumulated deficit to
common stock                    -      -         -         -
(110,460)        -       110,460
Issuance of preferred
stock for cash in
private offering, net
of stock issuance costs
of $150,895                37,500 37,500   749,105         -
-         -             -
Change in notes
receivable, stockholder         -      -         -         -
-    54,822             -
Combined net loss               -      -         -         -
-         -      (264,813)
                          -----------------------------------------
------------------------------
Balance, December 31, 1994 37,500 37,500   749,105   680,782
(96,770)  (64,803)     (135,966)
Issuance of preferred
stock for cash              8,000  8,000   191,504         -
-         -             -
Change in notes
receivable, stockholder         -      -         -         -
-   (55,497)            -
Net loss                        -      -         -         -
-         -      (532,112)
                          -----------------------------------------
------------------------------
Balance, December 31, 1995 45,500 45,500   940,609   680,782
(96,770) (120,300)     (668,078)
Increase in ownership of
subsidiary for
no consideration
8,642
Discount on debt                -      -         -         -
243,600         -             -
Issuance of common stock,
net of offering costs
of $1,589,436                   -      -         - 1,175,000
5,460,564         -             -
Conversion of convertible
subordinated notes net of
debt issue costs of
$71,050                         -      -         -   356,168
1,047,475         -             -
Redemption of
preferred stock           (45,500)(45,500)(940,609)        -
-         -      (558,323)
Issuance of underwriter
warrants                        -       -        -         -
118         -             -
Issuance of common stock
in connection with
purchase of
Palms Golf Center               -       -        -    21,825
137,500         -             -
Change in notes
receivable, stockholder         -       -        -         -
-    37,789             -
Net loss                        -       -        -         -
-         -    (1,933,264)
                          -----------------------------------------
------------------------------
Balance, December 31, 1996      - $     -$       - 2,233,775
$6,792,487 $ (82,511) $ (3,151,023)

===================================================================
====

See accompanying summary of accounting policies and notes to consolidated and combined financial statements.


MetroGolf Incorporated
and Subsidiaries

Consolidated and Combined Statements of Cash Flows


Increase (Decrease) in Cash and Cash Equivalents


                                For the Years Ended December 31,
                                    1996        1995       1994


Operating activities:
Net loss                    $(1,933,264) $ (532,112) $  (264,813)
Adjustments to reconcile
net loss to net cash (used
in) operating activities:
Depreciation                    181,317      19,299       10,831
Amortization                     17,240           -            -
Interest expense                244,188           -            -
Salary expense                        -           -      125,000
Write off of deferred
offering costs                        -       5,000            -
Deferred revenue                      -           -     (125,000)
Equity in loss of affiliates      2,278         770          309
Minority interest in income
(loss) of consolidated
subsidiaries                    (13,807)     19,058        3,560
Changes in operating assets
and liabilities net of
business acquisitions:
Management fee receivable,
related party                    17,165     (42,193)     (41,063)
Commission advances to
officer                               -      13,500      (13,500)
Inventories                     (63,412)          -            -
Other current assets             19,786       2,967      (17,837)
Accounts payable                293,997     259,804      103,916
Accrued real estate taxes        52,857           -            -
Accrued salaries               (145,784)     76,079       69,705
Accrued liabilities              70,697     (43,861)      45,307
Deferred revenue                 43,753           -            -
                            -------------------------------------

Net cash (used in)
operating activities         (1,212,989)   (221,689)    (103,585)
                            -------------------------------------

Investing activities:
Payments for business
acquisitions                 (2,929,584)          -            -
Restricted cash                 222,700     (22,700)    (200,000)
Payments for notes
receivable, related parties    (252,398)   (239,004)    (166,099)
Proceeds from notes
receivable, stockholder          37,789           -            -
Payments for notes
receivable, stockholder               -     (55,497)    (189,803)
Purchase of furniture
and equipment                  (110,719)    (38,807)      (8,437)
Payments for deferred
acquisition costs              (190,951)    (59,467)           -
Other assets                   (126,092)     (1,000)     (18,800)
                            -------------------------------------

Net cash used in
investing activities         (3,349,255)   (416,475)    (583,139)
                            -------------------------------------

Financing activities:
Checks written against
future deposits                 122,546           -            -
Proceeds from (payments)
on lines of credit             (206,937)    208,074       38,863
Proceeds from convertible
subordinated notes payable    2,025,000           -            -
Proceeds from long-term debt          -      22,971       10,000
Proceeds from notes
payable, officer                      -      48,827            -
Payments for long-term debt     (91,518)    (14,665)      (4,557)
Payments on note
payable, officer                (26,827)    (22,000)           -
Payments for debt
issue costs                    (257,448)          -            -
Payments for deferred
offering costs                  (15,000)          -       (5,000)
Proceeds from issuance
of common stock, net
of offering costs             5,460,564           -       15,000
Proceeds from issuance
of preferred stock, net
of stock issuance costs               -     199,504      786,605
Payments for redemption
of preferred stock           (1,544,432)          -            -
Proceeds from issuance
of warrants                         118           -            -
                            -------------------------------------

Net cash provided by
financing activities          5,466,066     442,711      840,911
                            -------------------------------------

Increase (decrease) in
cash and cash equivalents       903,822    (195,453)     154,187

Cash and cash equivalents,
beginning of year                   324     195,777       41,590
                            -------------------------------------

Cash and cash equivalents,
end of year                 $   904,146  $      324  $   195,777
                            =====================================

See accompanying summary of accounting policies and notes to consolidated and combined financial statements.

                                           MetroGolf Incorporated
                                                 and Subsidiaries

                                   SUMMARY OF ACCOUNTING POLICIES
Organization and Business
-------------------------
MetroGolf Incorporated (the "Company"), a Colorado corporation, was incorporated on July 29, 1994 by its sole common stockholder. The Company was formed for the purpose of acquiring and consolidating its stockholder's ownership of two pre-existing corporations, as described below and, therefore, it is a continuation of these pre-existing corporations. The Company acquires, develops and manages urban golf centers and other golf facilities.

On July 29, 1994, the Company acquired all of the issued and outstanding common stock of MetroGolf Virginia, Inc. ("VA"), a Colorado corporation incorporated on February 21, 1992. Prior to the formation of the Company, VA was the primary operating entity in the business of golf course management, development and acquisition. VA is the managing general partner of Goose Creek Golf Partners Limited Partnership ("Goose Creek"), a Virginia Limited Partnership formed on June 1, 1992. Also on July 29, 1994, the Company acquired 90 percent of the issued and outstanding common stock of MetroGolf Illinois Center, Inc. ("IC"), a Colorado corporation incorporated on May 26, 1993. IC is the managing partner of Illinois Center Golf Partners, L.P. ("Illinois Center"), an Illinois Limited Partnership formed on May 28, 1993. The Company issued 680,782 shares of its common stock to an individual for 100 percent of his interest in VA and 90 percent of his interest in IC. This exchange of ownership with entities under common control has been accounted for at historical cost in a manner similar to that of a pooling of interest. As of December 31, 1996 and 1995, the Company held 89 percent of the issued and outstanding common stock of IC. Prior to the July 29, 1994 business reorganization, VA and IC were entities under common control and management.

On March 30, 1994, the Company formed and acquired 51 percent of the issued and outstanding common stock of MetroGolf Management, Inc. ("MGM"), a Colorado corporation. MGM provides golf management services to Illinois Center. During April 1996, the Company acquired the remaining 49 percent of MGM for no consideration.

On May 24, 1995, the Company formed and acquired 100 percent of the issued and outstanding common stock of MetroGolf New York, Inc. ("NY"), a New York corporation. NY is the 100 percent Class A member of Vintage New York Golf L.L.C., a limited liability company formed to develop and operate an urban golf center facility.

On June 27, 1996, the Company formed and acquired 100 percent of the issued and outstanding common stock of MetroGolf (San Diego), Inc. ("SD"), a Colorado corporation.

On October 21, 1996, the Company purchased 93.6 percent of the limited partnership interests in Illinois Center and 89.7 percent of the limited partnership interests in Goose Creek (see Note 2).

Principles of Consolidation
---------------------------
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries as of December 31, 1996 and 1995 and for the years then ended. All significant intercompany accounts and transactions have been eliminated in consolidation.

Combined Financial Statements
-----------------------------
The combined statement of operations, stockholders' equity and cash flows include the accounts of the Company for the period from July 29, 1994 (inception) to December 31, 1994, the accounts of VA and IC for the year ended December 31, 1994 and the accounts of MGM for the period from March 30, 1994 (inception) to December 31, 1994. All significant intercompany accounts and transactions have been eliminated in combination.

Cash and Cash Equivalents
-------------------------
The Company considers all money market accounts and highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

Property and Equipment
----------------------
Property and equipment are stated at cost and are depreciated and amortized on a straight-line method over the estimated useful lives of the assets which range from 3 to 37 years or over the term of the lease, whichever is shorter. Equipment under capital leases is stated at cost and is amortized over the estimated useful life of the equipment or over the term of the lease, whichever is shorter. Upon sale or other retirement of property and equipment, the costs and accumulated depreciation or amortization are removed from the related accounts and any gain or loss is reflected in operations.

Deferred Offering Costs
-----------------------
Deferred offering costs include professional fees directly related to the Company's proposed private offering. If the offering is successful, costs incurred will be offset against the proceeds of the offering. If the offering is unsuccessful, such costs will be expensed.

Deferred Acquisition Costs
--------------------------
Deferred acquisition costs include professional fees and other direct costs related to evaluation of prospective property acquisitions. If the acquisitions are completed, these costs are included as property costs. If a prospective property is not acquired, the costs are expensed.

Debt Issue Costs and Loan Fees
------------------------------
Debt issue costs are being amortized using the straight-line method over the term of the convertible subordinated notes payable (see
Note 8). Loan fees are recorded at cost and are amortized using the straight-line method over the term of Illinois Center's long-term debt with Textron (see Note 8).

Excess Cost Over Net Assets Acquired
------------------------------------
The excess of costs over net assets acquired, which relates to the acquisitions discussed at Note 2, is being amortized over a 20 year period for Goose Creek and a 13 year period for Illinois Center using the straight-line method. Permanent impairments are evaluated periodically based upon expected future cash flows in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets". The adoption of this standard did not have an effect on the financial statements for the year ended December 31, 1996.

Investment in Affiliates
------------------------
The Company recorded its investments in limited partnerships using the equity method of accounting prior to the Company acquiring a majority interest in Goose Creek and Illinois Center (see Note 2). Under such method, the Company's share of net income (loss) is included as a separate item in the statement of operations.

Revenue Recognition
-------------------
Green fees, driving range fees, golf cart rental, merchandise and food and beverage revenue are recognized as revenue immediately upon sale to the customer. Instruction revenue is recognized when the lessons are provided. Membership fees are recognized as revenue ratably over the life of the membership, usually 12 months.

Concentration of Risk
---------------------
The Company's financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents. The Company's cash and cash equivalents are in demand deposit accounts placed with federally insured financial institutions. Such deposit accounts at times may exceed federally insured limits. The Company has not experienced any losses on such amounts.

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Financial Instruments
---------------------
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Receivables from Related Parties

Due to the related party nature and terms of the receivables from related parties, the Company cannot estimate the fair market value of such financial instruments.

Notes Payable and Long-Term Debt

Substantially all of these notes bear interest at a floating rate of interest based upon the lending institutions prime lending rate. Accordingly, the fair value approximates their reported carrying amount at December 31, 1996 and 1995.

Loss Per Share
--------------
Primary loss per share is computed using the weighted average number of common and common equivalent shares outstanding during each period. Pursuant to the requirements of the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 83 (SAB
83), common shares issued by the Company during the twelve months immediately preceding the initial public offering at a price below the initial public offering price plus the number of common equivalent shares which result from the grant of common stock options and warrants having exercise prices below the initial public offering price during the same period have been included in the calculation of the shares used in computing loss per share as if they were outstanding for all periods presented.

Stock Option Plans
------------------
The Company applied APB Opinion 25, "Accounting for Stock Issued to Employees", and the related Interpretation in accounting for all stock option plans. Under APB Opinion 25, no compensation cost has been recognized for stock options issued to employees as the exercise price of the Company's stock options granted equals or exceeds the market price of the underlying common stock on the date of grant.

SFAS No. 123, "Accounting for Stock-Based Compensation", requires the Company to provide pro forma information regarding net income as if compensation cost for the Company's stock options plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. To provide the required pro forma information, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

Reclassifications
-----------------
Certain reclassifications have been made to the 1995 financial statements in order for them to conform to the 1996 presentation.
Such reclassifications have no impact on the Company's financial position or results of operations.

Income Taxes
------------
The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"). Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.



          NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS



1.     Company Liquidity

The Company has approximately $6,111,173 of current liabilities relating to debts that come due within the next 12 months. Of these $861,750 are convertible subordinated notes that are convertible into common stock of the Company at 50 percent of the market value of the Company's common stock (see Note 8). Because of this conversion discount, the Company believes that most, if not all, of these notes will be converted by the noteholders prior to the maturity date of June 1, 1997. $4,505,556 of these current liabilities are mortgages on existing operating properties and are fully collateralized by such properties. The Company is currently negotiating to refinance or extend each of these mortgages and expects to receive new mortgages with maturity dates that extend beyond 12 months. In addition, the Company is currently offering for sale in a private placement $5,000,000 in convertible subordinated notes ("the Notes"). The Company intends to use the proceeds for additional acquisitions which will further increase the Company's cash flow from operations and for current working capital needs. The Company believes that these funds will be sufficient to meet its liquidity needs for the next year.

2.     Acquisitions
MetroGolf Fremont

On July 2, 1996 the Company purchase the leasehold interest on the Fremont Park Golf Center ("Fremont"), an existing driving range/learning center facility for $1,473,377. The Company paid $650,000 in cash, issued a promissory note to the Seller for $700,000 and acquisitions costs of $123,377. The existing golf facility consists of a 35-tee station driving range, two practice putting greens, a clubhouse and a maintenance area on approximately 15 acres of land. The current clubhouse design will require modification to re-incorporate a grill room and bar area with an outdoor patio after the acquisition.

The Company plans to expand Fremont to include an 80-station tee area, practice putting green, chipping/short game practice and sand bunker area. The clubhouse redesign will also include a pro shop and locker rooms. A corporate entertainment and group area will be located adjacent to the patio.

The acquisition was recorded using the purchase method of accounting, by which the assets are value at fair market value at the date of acquisition. The operating results of this acquisition have been included in the accompanying consolidated financial statements from the date of acquisition. The allocation of the purchase price was as follows:

Current assets           $   35,000
Property and equipment    1,438,377
                         ----------
Total purchase price     $1,473,377
                         ==========

Acquisition of Goose Creek Golf Partners Limited Partnership

On October 21, 1996 the Company purchased 89.7% of the limited partnership interest in Goose Creek for cash of $620,500, convertible notes of $570,520 (net or original issue discount of $173,980) and acquisition costs of $18,679. The acquisition was recorded using the purchase method of accounting, by which the assets are valued at fair market value at the date of acquisition. The operating results of this acquisition have been included in the accompanying consolidated financial statements from the date of acquisition.

The allocation of the purchase price is as follows:

Current assets                          $   88,514
Property and equipment                   5,425,000
Excess of cost over net assets acquired    571,842
Other assets                                32,491
                                        ----------
                                         6,117,847
                                        ----------
Less:
     Current liabilities                 4,115,714
     Long-term liabilities                 665,220
     Minority interest                     127,214
                                        ----------
                                         4,908,148
                                        ----------
Total purchase price                    $1,209,699
                                        ==========

Acquisition of Illinois Center Golf Partners, L.P.

On October 21, 1996, the Company purchased 93.6% of the limited partnership interests in Illinois Center for cash of $1,587,500, convertible notes of $1,293,152 (net of original issue discount of $394,398) and acquisition costs of $20,864. The acquisition was recorded using the purchase method of accounting, by which the assets are value at fair market value at the date of acquisition. The operating results of this acquisition have been included in the accompanying consolidated financial statements from the date of acquisition.

The allocation of the purchase price is as follows:

Current assets                           $   77,524
Property and equipment                    5,900,000
Excess of cost over net assets acquired     897,843
Other assets                                172,310
                                         ----------
                                          7,047,677
                                         ----------
Less:
     Current liabilities                  2,034,346
     Long-term liabilities                1,916,002
     Minority interest                      195,813
                                         ----------
                                          4,146,161
                                         ----------
Total purchase price                     $2,901,516
                                         ==========

Acquisition of Palms Golf Center

On December 31, 1996, the Company purchased Palms Golf Center ("Palms") in downtown San Diego, California for $765,081. The Company issued notes payable to the seller for $547,290, issued 21,825 shares of common stock of the Company for $137,500, paid cash of $71,584 and acquisitions costs of $8,707. The existing golf facility was completed approximately two years ago and consists of a 40 tee station driving range, practice putting green, chipping, short game and sand bunker areas, a 9-hole pitch and putt golf course, a clubhouse and a maintenance area on approximately 13 acres of land. The acquisition was recorded using the purchase method of accounting, by which the assets are value at the fair market value at the date of acquisition. The operating results of this acquisition have been included in the accompanying consolidated financial statements from the date of acquisition.
The allocation of the purchase price is as follows:

Property and equipment     $ 765,081
                           ---------
Total purchase price       $ 765,081
                           =========


Pro Forma Information

The following unaudited pro forma information presents the consolidated results of operations of the Company as if the acquisition of Fremont, Goose Creek, Illinois Center and Palms had occurred at the beginning of each period presented. The unaudited pro forma financial data does not purport to be indicative of the results which actually would have been obtained had the purchases been effected on the dates indicated or of the results which may be obtained in the future.

Years Ended December 31,          1996          1995
---------------------------------------------------------

Revenues                     $  3,505,685    $  3,863,860
Operating expenses              5,134,091       4,962,172
Other expenses                  1,564,130       1,260,816
Minority interest in (loss)       (87,870)        (61,516)
                             -----------------------------
Net loss from continuing
     operations              $ (3,104,666)   $ (2,297,612)

Net loss per common share
from continuing operations   $      (1.67)   $      (1.33)
                             -----------------------------

3.     Property and Equipment
Property and equipment consisted of the following:

                      December 31,     1996          1995


Land                                $3,669,253     $        -
Buildings and related improvements   4,767,726              -
Land improvements                    4,222,443              -
Furniture, fixtures and equipment      980,313         52,262
Design and development costs            54,037              -
Automobile                              35,715         35,715
                                   --------------------------
                                    13,729,487         87,977
Less accumulated depreciation and
     amortization                      205,342         24,025
                                   --------------------------
                                   $13,524,145     $   63,952
                                   ==========================

4.	Notes Receivable
Notes Receivable, Related Parties

On September 1, 1994, IC entered into a $500,000 note agreement with Illinois Center. Advances under the agreement accrued interest at two percent over Citibank's prime rate. The note was unsecured and due on the earlier of demand or September 1, 1996. The balance outstanding on the note was $459,739 as of December 31, 1995. As of December 31, 1996, the note eliminates in consolidation.

On November 21, 1995, VA entered into a $100,000 note agreement with Goose Creek. Advances under the agreement accrued interest at two percent over Citibank's prime rate. The note was unsecured and due on the earlier of demand or November 21, 1996. The balance outstanding on the note was $54,989 as of December 31, 1995. As of December 31, 1996, the note eliminates in consolidation.

Notes Receivable, Stockholder

During 1994, the Company entered into two note agreements and in 1995 the Company entered into one note agreement with its sole common stockholder. The notes bear interest at eight percent per annum and are due on demand. The balances outstanding on the notes are $82,511 and $120,300 as of December 31, 1996 and 1995.

5.     Investments in Affiliates

Investment in Goose Creek

VA is the managing general partner of Goose Creek in which it holds a 0.5 percent general partnership interest. As the managing general partner of Goose Creek, VA is responsible for the day-to-day management and operation of the business and property of Goose Creek. The administrative general partner of Goose Creek, an unaffiliated corporation also having a 0.5 percent interest in Goose Creek, holds joint authority with VA over annual budgets, significant capital expenditures, significant deposits into and withdrawals from the Goose Creek reserve account, as defined, and replacement of the management company, as hired by Goose Creek.
The general partners do not have the authority to sell or refinance all or any material portion of the property without the consent of 51 percent of the Class A limited partners. Both general partners contributed their expertise to Goose Creek's formation and other consideration in exchange for an interest in Goose Creek.

In addition to its 0.5 percent general partnership interest, VA holds a 10.33 percent Class B limited partnership interest in Goose Creek. The Company accounts for its 10.33 percent Class B limited partnership interest using the cost method of accounting. The Class B limited partnership interest entitles the Company to share in cash distributions and profit or loss allocations, as described below, subsequent to the Class A limited partners receiving a preferred return of 12 percent on their capital contributions and certain other funding requirements.

Goose Creek's partnership agreement allows for cash distributions to the general and limited partners from available net cash flow, at the discretion of the managing general partner. Net cash flow is defined as the excess of operating cash receipts over operating cash disbursements after the funding of reasonable reserves for anticipated expenses and capital replacement.

Profits and losses are allocated to the partners in the same proportion as net cash flow is distributed subject to the provision of Section 704(b) of the Internal Revenue Code of 1986 relating to substantial economic effect. As of December 31, 1995, the Company had recorded an investment in Goose Creek of ($3,731). As of December 31, 1996, the investment in Goose Creek eliminates in consolidation.

In addition to the above, VA as managing general partner, receives an asset management fee from Goose Creek of $45,000 per annum that started June 1, 1992 and increased by a factor of five percent per annum on June 1st of each year. The Company is also be entitled to receive a fee equal to one percent of the gross proceeds upon any disposition of Goose Creek's property. Asset management fees for the years ended December 31, 1996, 1995 and 1994 are $42,228, $51,059 and $48,628. The 1996 amount represents fees earned from January 1, 1996 to October 21, 1996, the date of the Company's acquisition of the partnership interest in Goose Creek (see Note
2). The fees for the remainder of the year eliminate in consolidation as of December 31, 1996.

Investment in Illinois Center

IC is the managing general partner of Illinois Center in which it holds a 40 percent general partnership interest. As the managing general partner, IC has the responsibility to make all decisions affecting the day-to-day business of Illinois Center. The general partner does not have the authority, except under certain conditions as provided for in the partnership agreement, to cause Illinois Center to secure certain indebtedness of Illinois Center with a mortgage, deed of trust or similar lien on the property, nor shall the general partner have the authority to sell or transfer all or substantially all of the assets of Illinois Center, unless the general partner first obtains the majority consent of the limited partners. The general partner contributed $90, its agreement to develop and acquire the Illinois Center's ground lease and expertise to Illinois Center's formation in exchange for its interest in Illinois Center.

Illinois Center's partnership agreement allows for cash distributions to the general and limited partners from available net cash flow. Net cash flow is defined for any period as the excess, if any, of revenues over expenses. Net cash flow is to be distributed not less frequently than quarterly, commencing after the first full calendar quarter following the opening to the public of Illinois Center. Profits and losses are allocated to the partners as defined in the partnership agreement. As of December 31, 1995, the Company has recorded an investment in Illinois Center of $42. As of December 31, 1996, the investment in Illinois Center eliminates in consolidation.

In addition to the above, IC, as managing general partner, is entitled to receive an asset management fee from Illinois Center of $60,000 per annum increased by a factor of five percent per annum. Asset management fees for the years ended December 31, 1996, 1995 and 1994 were approximately $50,806, $60,000 and $35,000. The 1996 amount represents fees earned from January 1, 1996 to October 21, 1996, the date of the Company's acquisition of the majority partnership interest in Illinois Center (see Note 2). The fees for the remainder of the year eliminate in consolidation as of December 31, 1996.

Prior to October 21, 1996, the Company, as general partner of Goose Creek, did not have the authority to sell or refinance all or any material portion of the property without the consent of 51 percent of the Class A limited partners. The Company, as general partner of Illinois Center, did not have the authority except under certain conditions as provided for in the partnership agreement, to cause Illinois Center to secure certain indebtedness of Illinois Center with a mortgage, deed of trust or similar lien on the property, nor did the general partner have the authority to sell or transfer all or substantially all of the assets of Illinois Center, unless the general partner first obtains the majority consent of the limited partners. Accordingly, the Company had recorded its investments in affiliates using the equity method of accounting.

6.     Lines of Credit
The Company entered into a $225,000 line of credit agreement dated December 20, 1994 and a $22,000 line of credit dated November 28, 1995. Borrowings under the lines accrued interest at the National Prime Lending Rate and were due on March 25, and May 28, 1996, respectively. The $225,000 line was collateralized by the Company's note receivable from a related party, a $200,000 money market account and was personally guaranteed by the sole common stockholder of the Company. The $225,000 line of credit was paid in full during May 1996, and the Company redeemed its $200,000 money market account. The $22,000 line of credit was collateralized by a $22,700 certificate of deposit. The $22,000 line of credit was paid in full during June 1996, and the Company redeemed its $22,700 certificate of deposit. The balance outstanding on the lines are $0 and $246,937 as of December 31, 1996 and 1995.

7.     Note Payable, Officer
During 1995, an officer of the Company advanced funds to the Company. The advances were due on demand and accrued interest at two percentage points over Citibank's prime rate. The balance outstanding as of December 31, 1995 including accrued interest was $26,827. The note was paid in full during 1996.

8.     Long-Term Debt
The following is a summary of the Company's long-term debt:

                    December 31,     1996        1995


Note payable with Textron (1)   $ 3,258,266    $        -
Note payable with Textron (2)     1,553,663             -
Convertible debt (3)              1,300,339             -
Convertible subordinated
    notes (4)                       861,750             -
Note payable, bank (5)              700,000             -
Note payable (6)                    630,720             -
Convertible debt (7)                573,712             -
Notes payable, seller (8)           547,290             -
Convertible notes (9)               380,000             -
Notes payable, other                 81,859        39,640
                                -------------------------
                                  9,887,599        39,640
Less current portion              6,023,401        16,489
                                -------------------------
                                $ 3,864,198    $   23,151
                                =========================


(1) On June 1, 1992, Goose Creek was advanced $3.6 million under a loan agreement whereby Goose Creek may borrow up to $4.2 million. The loan agreement bears interest at 10.05 percent and has a five-year term which may be extended for an additional five-year term under certain conditions of the loan agreement.
Principal and interest payments are due under a seasonal payment structure with a balloon payment of principal due on June 1, 1997, unless Goose Creek exercises its right to extend the maturity date. The loan agreement allows for subsequent advances in amounts of at least $100,000 each until total advances reach $4.2 million, so long as no more than one advance occurs in any 12-month period.
The amount of additional advances are tied to a formula involving certain net operating income levels and debt-coverage ratios. The loan is collateralized by all property of Goose Creek and is personally guaranteed by the president of the Company.

(2) On January 31, 1996, Illinois Center entered into a $2,000,000 promissory note with Textron. Textron advanced $1,750,000 to Illinois Center. Illinois Center may be entitled to receive additional advances up to $250,00 from Textron pursuant to the terms of the note agreement. The note bears interest at 10.75% and is due on or before December 31, 2002. Principal and interest payments are due under a seasonal payment structure. The note is collateralized by substantially all of the assets of Illinois Center and is personally guaranteed by the president of the Company.

(3) On October 21, 1996, in conjunction with proceeds raised from the Company's initial public offering ("IPO"), the Company acquired 93.6% of the limited partnership interests in Illinois Center for $2,901,516; with $1,587,500 paid in cash and the issuance of $1,293,152, net of original issue discount of $394,398, in convertible notes and acquisition costs of $20,864 (see Note 2). Each convertible note is due on June 1, 2005 and bear interest at 6% per annum. Interest payments are payable semi-annually on June 1 and December 1 of each year, commencing on October 21, 1996; provided, however, that interest only will be payable for the first 24 months. Thereafter, interest will continue to be paid semi-annually and principal will be amortized evenly over the remaining seven years to maturity. The notes shall be convertible into a warrant to purchase 2,500 shares of common stock of the Company for each $25,000 principal amount of convertible notes at an exercise price equal to 120% of the IPO price ($6.00). The conversion may take place anytime after November 20, 1997 and prior to full payment of principal by the Company.

The market rate on the convertible notes payable has been determined to be greater than the stated interest rate which results in an original issue discount ("OID") on the face of the convertible note payable in the amount of $394,398 based on an effective rate of 12%. The OID is being charged to interest over the life of the convertible notes payable under the effective interest method.

(4) On May 30, 1996, the Company completed its offer for sale in a private placement $2,025,000 in convertible subordinated notes ("Notes"). The Notes were offered by Laidlaw Equities, Inc. ("Laidlaw") on a best efforts basis. Net proceeds from the offering, after paying commissions and offering costs were approximately $1,757,122. The Notes bear interest at 12 percent, with interest payable June 1 and December 1 of each year commencing on December 1, 1996. The Notes are due on June 1, 1997. The Notes, including any accrued but unpaid interest, are convertible, at the option of the holder, at any time upon the earlier of (i) the closing of the Company's IPO or (ii) November 30, 1996, into shares of common stock of the Company at either 50 percent of the IPO price, if converted simultaneously with the closing of the IPO, or 50 percent of the market price, if converted after the IPO. On October 21, 1996, $1,062,500 of the Notes including $56,025 in accrued interest, were convertible into 356,168 shares of the Company's common stock.

The market interest rate on the convertible subordinated notes payable has been determined to be greater than the stated interest rate which results in OID on the face amount of the convertible subordinated notes payable in the amount of $243,600 based on an effective rate of 24%. The OID is being charged to interest over the life of the convertible subordinated notes payable under the effective interest method.

(5) On July 1, 1996, Fremont Center was purchased for approximately $1,350,000 (see Note 2). The Company paid $650,000 in cash and entered into a $700,000 promissory note with the seller. The note bears interest at 9% per annum and had an original maturity date of November 15, 1996. The note was extended to January 15, 1997, for a one time extension fee and a default interest rate of 10% from the inception of the note. On January 15, 1997 the note was refinanced through March 3, 1997 with a bank at an interest rate of 2% over the Norwest Bank prime rate. The note was subsequently extended to June 3, 1997. All principal and accrued interest amounts are due on June 3, 1997. The note is collateralized by all leasehold improvements on the property and a $100,000 certificate of deposit issued to the bank on January 15, 1997.

(6) On January 31, 1996, Illinois Center purchased its clubhouse facility and various items of equipment which were previously under operating leases for $1,434,000. Illinois Center paid $850,000 in cash and entered into a $584,000 promissory note. The note bears interest at eight percent per annum and is due June 1, 2005. Principal and interest payments on the note commence January 1, 1998. The note is collateralized by its clubhouse facility and various items of equipment. The note is subordinate to Illinois Center's Textron note payable.

(7) On October 21, 1996, in conjunction with proceeds raised from the Company's IPO, the Company acquired all of the limited partnership interests in Goose Creek for $1,209,699; with $620,500 paid in cash and the issuance of $570,520, net of OID of $173,980, in convertible notes and acquisition costs of $18,679 (see Note 2). Each convertible note is due on June 1, 2005 and bears interest at 6% per annum. Interest payments are payable semi-annually on June 1 and December 1 of each year, commencing on October 21, 1996; provided, however, that interest only will be payable for the first 24 months. Thereafter, interest will continue to be paid semi-annually and principal will be amortized evenly over the remaining seven years to maturity. The notes shall be convertible, in whole or in part, into fully paid and nonassessable shares of common stock of the Company, at the option of the holder. The share conversion shall be the principal of the note being converted, plus accrued and unpaid interest divided by the IPO price ($6.00). The conversion may take place anytime after November 20, 1997 and prior to full payment of principal by the Company.

The market rate on the convertible notes payable has been determined to be greater that the stated interest rate which results in an OID on the face of the convertible note payable in the amount of $173,980 based on an effective rate of 12%. The OID is being charged to interest over the life of the convertible notes payable under the effective interest method.


(8) On December 31, 1996, the Company entered into two notes payable with the seller of Palms in the amounts of $459,700 and $87,500 (see Note 2). The $459,790 note payable accrues interest at 10.5% and is due on July 1, 1997. The $87,500 note payable accrues interest at 8% and is due on April 21, 1997. Both notes are collateralized by all property of Palms.

(9) During August 1995, Goose Creek entered into three unsecured convertible note agreements. The notes accrue interest at 8 percent per annum through August 1, 1996. Thereafter, the notes accrue interest at 15 percent per annum. Interest-only payments are due on the first of each month. The notes are due on August 1, 1997. The note agreements are subordinate to Goose Creek's note payable with Textron. The note agreements contain a conversion provision whereby the noteholders may convert no less than all of the then outstanding principal and accrued interest into limited partnership interests.


Future maturities of long-term debt as of December 31, 1996 are as follows:

December 31,

1997        $  6,023,401
1998             277,908
1999             565,430
2000             613,724
2001             666,510
Thereafter     1,740,626
             ------------
             $ 9,887,599
             ============



9.     Capital Lease Obligations
Goose Creek has various lease agreements for irrigation system, maintenance equipment and golf carts. These obligations extend through 2001 with unexpired terms ranging from one to five years.


Included in property and equipment in the accompanying balance sheet are the following assets held under capital leases:

December 31,1996
Irrigation system               $   330,747
Turf and maintenance equipment       51,688
Golf carts                           38,883
                                ------------
Assets under capital lease          421,318
Less accumulated amortization        25,370
                                ------------
Assets under capital lease, net $   395,948
                                ============

Future minimum lease payments and the present value of the minimum lease payments under the capital lease obligations as of December
31, 1996 are as follows:

Total future minimum lease payments          $  660,839
Less amount representing interest               303,923
                                             -----------
Present value of minimum lease payments         356,916
Current portion of capital lease obligations     87,772
                                             -----------
Long-term portion of
    capital lease obligations                $  269,144
                                             ===========

As of December 31, 1996, annual maturities of the capital lease obligations for each of the next five years and in the aggregate are as follows:

1997      $   87,772
1998          26,804
1999          27,628
2000          35,368
2001          40,728
Thereafter   138,616
          ----------
          $  356,916
          ==========


10.     Commitments and Contingencies

Employment Agreements

During 1994, the Company entered into employment agreements with its President through December 1996 and with its Executive Vice President through September 1997. The employment agreements set forth annual compensation of $180,000 to the President and $120,000 to the Executive Vice President plus bonuses as the board of directors of the Company may from time to time approve. Effective January 1, 1996, both agreements were extended until December 31, 1998 with annual salaries of $250,000 and $175,000, respectively.

Operating Leases

The Company currently has lease, sublease and ground lease agreements obligations for the various golf operating facilities which run through the year 2022. The leases generally call for the Company to be responsible for all facility operational expenses and be entitled to receive income generated from the facility. The monthly lease payments due to the lessors vary from monthly base rental amounts, to percentages of gross monthly revenues or available operational proceeds as defined in the lease agreements. The leases call for the Company to maintain certain general liability insurance levels and provide golf professionals to teach lessons to the public.

The Company also leases office space and equipment under noncancelable leases with terms that expire at various dates through April 2002.

Below is a summary of future minimum lease payments:


1997       $   332,500
1998           175,500
1999           208,500
2000           208,500
2001           247,700
Thereafter   3,845,000
           -----------
Total      $ 5,017,700
           ===========

Rent expense for the years ended December 31, 1996, 1995 and 1994 totaled approximately $277,000, $25,000 and $8,000.

The Company has contingent payments in conjunction with the ground sublease and sublicense agreements for Illinois Center for tax contribution and land rent as of December 31, 1996 of approximately $479,500 and $438,000. As of December 31, 1996, Illinois Center paid no tax contribution or land rent to the lessor. As of December 31, 1996, Illinois Center has accrued tax contributions of approximately $479,500. As of December 31, 1996, Illinois Center was not obligated to pay land rent under the provisions of the agreement.


11.     Related Party Transactions

Development Fees

During 1994, the Company earned $125,000 for land acquisition, concept planning design and development services provided to Illinois Center. The Company earned no development fees for the years ended December 31, 1996 and 1995.

Property Management Agreement

On December 31, 1993, MGM entered into a property management agreement with Illinois Center. The management agreement expires on January 1, 1997. The terms of the management agreement provide for a management fee of $5,000 per month plus a membership incentive fee of ten percent of the gross proceeds received from membership initiation fees and the equivalent on one month's membership dues as received by Illinois Center. The membership incentive fee for renewal memberships will be reduced to four percent of annual dues for renewal members. In addition, the management agreement provides for annual incentive fee of five percent of the amount of annual net operating income in excess of $1,600.000.

MGM initially was operated by Club Sports International ("CSI").
On October 1, 1994, CSI was removed as operator of MGM. On November 17, 1994, Billy Casper Golf Management, Inc. ("BCGM") was engaged as the new operator of MGM. From the period June 1, 1994 through September 30, 1994, MGM's base fee was split between CSI and the Company with CSI receiving $4,000 and the Company receiving $1,000. From October 1, 1994 through November 18, 1994, the Company earned the full amount of MGM's fee. From November 18, 1994 through November 30, 1995, BCGM earned the entire fee. During 1995, BCGM was removed as operator of MGM. In addition, MGM has agreed to waive 80 percent of the deferred $5,000 per month fees that it had earned under its contract from the period December 1, 1993 to May 31, 1994. For the years ended December 31, 1996, 1995 and 1994, property management fees, including incentive fees, are $57,475, $79,244 and $76,063. The 1996 amount represents fees earned from January 1, 1996 to October 21, 1996. As of December 31, 1995, Illinois Center owed MGM $83,256.

During 1996, MGM earned $30,000 in property management fees from Goose Creek.


12.     Stockholders' Equity (Deficit)

Preferred Stock Offering

During 1994, the Company offered to sell 50,000 Units in a private offering of up to $1.25 million in redeemable preferred stock and warrants at $25 per Unit. Each Unit consists of one share of preferred stock and one warrant to purchase 3.58 shares of the Company's common stock at an exercise price of $2.23 per share subject to antidilution adjustments. The warrants expire five years from the date of issuance. During 1995, the Company sold 8,000 shares of preferred stock resulting in net proceeds of $199,504 and during 1994, the Company issued 37,500 shares of its preferred stock resulting in net proceeds to the Company after paying offering costs of $786,605. As of December 31, 1996 and 1995, the Company has 163,029 warrants outstanding which expire on July 29, 1999.

The underwriter received warrants entitling the underwriter to purchase 11,107 shares of common stock at an exercise price of $2.23 per share on a fully diluted basis. At the closing of the offering, two directors of the Company received, as compensation, 16,304 warrants equal to five percent of the number of Units sold in the offering entitling them to purchase one percent of the outstanding common stock at an exercise price of $2.23 per share on a fully diluted basis. Twenty-five percent of the warrants issued to the directors vested on August 28, 1995 and an additional 25 percent will vest every six months thereafter. The warrants issued to the underwriters and directors expire on July 29, 1999.

Preferred Stock

During August 1995, the Company amended its articles of incorporation to increase the authorized shares of preferred stock from 100,000 to 1,000,000 shares. Of the 1,000,000 shares, 100,000 shares have been designated as redeemable preferred stock. The holders of redeemable preferred stock are entitled to receive, when, and if declared by the Board of Directors and out of funds legally available for the payment of dividends or if mandatorily redeemable as discussed below, dividends at the annual dividend rate of 15 percent per annum ($3.75) on each outstanding share of preferred stock, commencing upon issuance and thereafter through the end of the eighth complete calendar quarter after the date of issuance. Thereafter, the annual dividend rate on the redeemable preferred stock is 18 percent per annum ($4.50) on each outstanding share of preferred stock. Dividends on shares of the redeemable preferred stock are payable in four equal quarterly installments on the last day of March, June, September and December beginning September 30, 1994. The dividends shall accrue and become cumulative not compounded from the date of issuance. Accumulated dividends do not bear interest. Whenever dividends on the redeemable preferred stock are in arrears for eight consecutive quarters or in an amount equal to at least 12 quarterly dividends, the holders of such stock (voting as a class) have the right to elect one director of the Company until all cumulative dividends have been paid in full. Dividends in arrears on the outstanding preferred shares totalled $205,729 as of December 31, 1995.

Shares of the redeemable preferred stock are redeemable, at the Company's election, in whole or in part. However, if IC declares a dividend, the Company is contractually obligated to use those proceeds, subject to sufficient legally available funds to redeem, in whole or in part, the preferred stock, to the extent such cash dividends are not applied to payment of accrued dividends on redeemable preferred stock. The shares are redeemable at $26.25 per share together with accrued and unpaid dividends, if any. Shares of the redeemable preferred stock have a liquidation value of $25 per share plus accrued dividends, including cumulative dividends.

On November 21, 1996, the Company completed the redemption of its 45,500 shares of preferred stock at an aggregate cost of $1,544,432, including dividends in arrears of $350,057.

Common Stock

During August 1995, the Company amended its articles of incorporation to increase the authorized shares of common stock from 1,000,000 shares to 9,000,000 shares.

On October 21, 1996, the Company completed the sale of 1,175,000 shares of its common stock in an IPO registered on Form S-1. The
Company received net proceeds of approximately $5,460,600 after paying offering costs of $1,589,436.

Simultaneously with the completion of the Company's IPO on October 21, 1996, $1,062,500 of the Company's convertible subordinated notes payable and accrued interest of $56,025 were converted into 356,168 shares of common stock in accordance with the provisions of the convertible subordinated notes (see Note 8).

Underwriters Warrants

On October 16, 1996, the Company sold warrants for $118 to the underwriters of the IPO entitling the underwriters to purchase an aggregate of 117,500 shares of the Company's common stock ("the Representatives' Warrants"). The Representatives' Warrants are exercisable for a period of 4 years commencing November 16, 1997 at an exercise price per share of 120% of the IPO price ($17.20). The Representatives' Warrants contain anti-dilution provisions providing for adjustment of the exercise price and number of shares issuable upon exercise upon the occurrence of certain events, including stock dividends, stock splits, recapitalizations and sales of common stock below the exercise price thereof.

Officers' Warrants

On December 1, 1995, the Company issued warrants to its officers to purchase an aggregate of 97,720 shares of common stock at an exercise price of $2.23 per share. Twenty-five percent of the warrants vested on December 1, 1995 and an additional 25% will vest every six months thereafter. The warrants expire on December 1, 2000.

Stock Split

During August 1995, the Company declared a 5.5 to 1.0 forward stock split. During September 1996, the Company declared a 1.535 to 1 reverse stock split. All share information herein reflects both such stock adjustments.

Stock Option Plan

In connection with the IPO, the Board of Directors adopted the Company's stock option plan (the "Stock Option Plan"). The Stock Option Plan provides for an initial authorization of 250,000 shares of Common Stock for issuance thereunder at exercise prices no less than 85% of the fair market value of the common stock at the time of grant The options will vest over a five-year period, except that up to 10% of the options may be subject to a shorter vesting period at the discretion of the Company's board of directors. Options may not be exercised more than three months after an employees' termination of employment with the Company unless such termination was a result of death, disability or retirement, in which case the exercise period is extended to one year. The exercise price may be paid in cash, by tendering shares of the common stock (valued at fair market value on the date of exercise) if so provided in the applicable stock option agreement, or by a combination of such means of payment, as may be determined by the Stock Option Committee. As of December 31, 1996 the Company has the following stock options outstanding under this plan.

    Grant             Expiration       Exercise        Options
    Date                 Date           Price          Granted
---------------------------------------------------------------
October 16, 1996   October 15, 2006    $6.00            5,000
November 25, 1996  November 24, 2006   $6.00           43,000
November 25, 1996  November 24, 2006   $5.10           35,000
---------------------------------------------------------------
Options outstanding                                    83,000
---------------------------------------------------------------

The options' exercise price was equal to the common stock's market price at the date of grant.

Senior Executive Incentive Stock Option Plan

On September 16, 1996, the Company granted options to each of its President and Executive Vice President to purchase 125,000 shares of common stock pursuant to the Senior Executive Stock Option Plan (the "Executive Option Plan") at an exercise price equal to $6.00. None of these options vest prior to March 31, 1997. Thereafter, they vest in accordance with the Executive Option Plan. The options expire on September 16, 2006.

SFAS No. 123, "Accounting for Stock-Based Compensation", requires the Company to provide pro forma information regarding net income as if compensation for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimated the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the 1996 and 1995 grants: dividend yield of 0%; expected volatility of 16% and 20%; risk free interest rate of 6.6% and 5.4%; and expected life of five years.

The impact of the accounting provisions of SFAS No. 123 is not significant to the Company's net loss and net loss per share and therefore has not been disclosed.

During the initial phase-in period of SFAS 123, the effects on pro forma results are not likely to be representative of the effects on pro forma results in future years since options vest over several years and additional awards could be made each year.

A summary of the status of the Company's stock option plans and outstanding warrants as of December 31, 1996 and 1995 and changes during the years ended on those dates is presented below:

                               1996                   1995
                         -----------------     ------------------
                                  Weighted               Weighted
                                   Average                Average
                                  Exercise               Exercise
                         Shares    Prices      Shares     Price
-----------------------------------------------------------------
Outstanding, beginning
     of year             114,024   $2.23             -      $   -
          Granted        333,000    5.91       114,024       2.23
          Expired              -       -             -          -
                        -----------------------------------------
Outstanding, end of year 447,024   $4.97       114,024      $2.23
                        -----------------------------------------

Options and warrants
exercisable, end of year  86,516   $2.23        28,506      $2.23
                        -----------------------------------------
Weighted average fair
   value of options and
   warrants granted
   during the year             -   $1.85              -     $0.67
                        -----------------------------------------

The following table summarize information about stock options and warrants outstanding at December 31, 1996:

             Options Outstanding             Options Exercisable
            -------------------------------- --------------------
                         Weighted
                         Average    Weighted             Weighted
Range of       Number    Remaining  Average    Number    Average
Exercise    Outstanding Contractual Exercise Exercisable Exercise
Prices      at 12/31/96    Life      Price   at 12/31/96  Price
-----------------------------------------------------------------
$2.23-$6.00   447,024       5       $4.97      86,516      $2.23
-----------------------------------------------------------------


13.     Income Taxes
At December 31, 1996, the Company has available net operating loss carry forwards of approximately $2,611,000 for tax reporting purposes which expire through 2011. These operating loss carry forwards are subject to various limitations imposed by the rules and regulations of the Internal Revenue Service.

The Company has deferred tax assets fully reserved as of December
31, 1996 and 1995.  The tax effect on the components is as follows:

                                               December 31,
                                            1996          1995

Net operating loss carry forward        $  979,000    $  205,000
Basis differences in investments in
    Goose Creek and Illinois Center        (18,000)            -
Salary accrual                                   -        54,000
Basis difference in property
    and equipment                                -         1,000
                                       --------------------------
                                           961,000       260,000
Valuation allowance                       (961,000)     (260,000)
                                       --------------------------
                                       $         -   $         -
                                       ==========================

A 100 percent valuation allowance has been established to reflect management's evaluation that it is more likely than not that all of the deferred tax assets will not be realized. For the years ended December 31, 1996 and 1995, the valuation allowance increased by $701,000 and $168,000.

VA and IC are Subchapter S Corporation for income tax purposes through July 27, 1994. Under provisions of the Internal Revenue Code, the net income or loss of VA and IC are to be included in the Federal income tax returns of the individual stockholders. Since VA and IC incurred losses while Subchapter C corporations, no pro forma income tax provision is required.

For income tax purposes, the Company has recorded its percentage of the taxable losses generated by Goose Creek and Illinois Center as both entities are limited partnerships. The net difference between the tax basis and the reported amounts of Goose Creek's and Illinois Center's assets and liabilities as of December 31, 1996 is $48,000.


14.     Supplemental Data to Statement of Cash Flows

Years Ended December 31,           1996         1995        1994
                              -----------------------------------
Cash payments for interest     $  166,954   $  25,994   $  1,842

Excluded from the consolidated and combined statement of cash flows were the effect of certain noncash investing and financing activities as follows:

Increase in common stock for
     discount on debt          $  243,600   $       -   $      -

Conversion of convertible
     subordinated notes and
     accrued interest into
     common stock              $1,047,475   $       -   $      -

Acquisition of limited
     partnership interests in
     Goose Creek and Illinois
     Center with
     convertible debt          $1,863,672   $       -   $      -

Acquisition of Fremont and
     Palms with debt           $1,247,290   $       -   $      -

Other                          $  179,791   $       -   $120,460
----------------------------------------------------------------


15.     Subsequent Event

Convertible Subordinated Note Offering

The Company is offering for sale in a private placement $5,000,000 in convertible subordinated notes ("the Notes"). The Notes are offered by Prime Charter Ltd. ("Prime") on a best efforts basis. The notes will bear interest at 8% and will mature on June 30, 2004.











Report of Independent Certified Public Accountants


Board of Directors
MetroGolf, Incorporated
Denver, Colorado

The audits referred to in our report dated March 21, 1997 relating to the consolidated financial statements of MetroGolf, Incorporated, which is contained in Item 8 of this Form 10-K included the audits of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audits.

In our opinion, such schedule presents fairly, in all material respects, the information set forth therein.





BDO Seidman, LLP

Denver, Colorado
March 21, 1997

                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 Additions
                  Balance at     Charged to            Balance at
                  Beginning of    Costs and               End of
                     Year         Expenses   Deductions    Year
-----------------------------------------------------------------
Year Ended
December 31, 1996;
Deferred tax
asset valuation
allowance         $  260,000   $  701,000   $      -   $ 961,000

Year Ended
December 31, 1995;
Deferred tax
asset valuation
allowance         $   92,000   $  168,000   $      -   $ 260,000

Year Ended
December 31, 1994;
Deferred tax
asset valuation
allowance         $        -   $   92,000   $       -   $  92,000
-----------------------------------------------------------------









ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


Executive Officers and Directors

The names and ages, along with certain biographical information, of the executive officers, Directors, and Director Nominee of the Company are as follows:

Name                        Age            Position
-----------------------------------------------------------------
Charles D. Tourtellotte      42     Chairman of the Board;
President
J.D. Finley                  39     Executive Vice President;
                                    Chief Financial Officer and
                                    Secretary
Craig M. Sloan               50     Vice President - Operations
James K. Dignan              39     Vice President - Acquisitions
Ernie Banks                  65     Director
Jack F. Lasday               40     Director
Michael S. McGetrick         36     Director
Robert Winsor IV             41     Director

The members of the Board of Directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified. Officers are appointed by, and serve at the pleasure of, the Board of Directors. The following is a description of the Company's current Directors, executive officers and key employees.

Charles D. Tourtellotte. Mr. Tourtellotte is the President and Chairman of the Board. Mr. Tourtellotte directs the development, acquisition and management of the golf assets of the Company and the raising of debt and equity capital for the Company's golf facilities portfolio. Prior to forming the Company in 1992, Mr. Tourtellotte co-founded and served as a director and president of Dye Equity Incorporated ("DEI"), the golf course acquisition and development subsidiary of Dye Designs, from January 1989 to December 1991. Dye Designs is a golf course design and development firm headed by Perry Dye, son of renowned golf course architect Pete Dye. During his tenure at DEI, Mr. Tourtellotte was responsible for acquisition and development of golf and related real estate assets and sourced debt, equity, and joint venture financing for DEI's and its clients' portfolios. From 1984 to 1989, Mr. Tourtellotte served as Senior Vice President of Acquisitions for Johnstown American Companies, then one of the nation's largest real estate investment and property management firms. Earlier, he served as senior acquisition/investment officer at two national real estate companies, Consolidated Capital Corporation and Robert
A. McNeil Corporation.

J.D. Finley. Mr. Finley, Executive Vice President and Chief Financial Officer, coordinates all financial functions of the Company, including management and disbursement of development and acquisition funds for the Company and its affiliated entities. Mr. Finley also provides due diligence analysis and assistance in structuring proposed asset acquisitions and development projects. In addition, Mr. Finley assists Mr. Tourtellotte in managing the day-to-day affairs of the Company. Prior to joining the Company in September 1994, Mr. Finley, a CPA, was a stockholder and director of Mitchell Finley and Company, P.C. ("Mitchell Finley"), a Denver-based certified public accounting firm. A portion of Mr. Finley's time while with Mitchell Finley was devoted to servicing the Company's account as a tax consultant. Prior to joining Mitchell Finley in 1990, Mr. Finley was a stockholder and director of the accounting firm of Shenkin Kurtz Baker and Company, P.C. Previous to his employment with Shenkin Kurtz Baker and Company, P.C. from 1985 to 1990, Mr. Finley was a manager with the international accounting firm of Deloitte Haskins & Sells (now Deloitte & Touche) from 1979 to 1985.

Craig M. Sloan. Mr. Sloan is a Class A member of the PGA of America with more than 28 years experience in all phases of golf facility management. from 1991 through joining the Company in 1997, Mr. Sloan was the Vice President/Director of Golf Facilities Management of First Golf Corporation headquartered in Tempe, Arizona where he headed up the Management Division. He is the former Head Golf Professional of Leisure World Country Club in Mesa, Arizona, and the Dobson Ranch Municipal Golf Course in Mesa. He was Director of Golf at Apache Wells Resort and Country Club in Mesa, Arizona for six years. Mr. Sloan has served on the Board of Directors of the Southwest Section of the PGA of America for twenty-one years and as its President for six years. He is a two-time winner of the Professional of the Year Award for the Southwest Section and a member of the Golf Course Superintendents Association and the Club Managers Association of America.

James K. Dignan. Mr. Dignan, Vice President Acquisitions, joined the Company in July 1993 to facilitate the acquisition and development of golf assets for the Company's portfolio. Mr. Dignan assists in the acquisition, development and management of metropolitan golf facilities for the Company. From 1986 to 1993, Mr. Dignan was an Associate Director for Cushman and Wakefield where he was responsible for the leasing and management of commercial real estate properties for several Fortune 500 companies. From 1982 to 1986, Mr. Dignan served as Vice President for Heliconian, Ltd., a company which specializes in real estate investment services. Mr. Dignan was a member of the Professional Golfers Association (PGA) for several years.

Ernie Banks. Ernie Banks is a Director of the Company and was an all-star shortstop and first baseman for the Chicago Cubs Baseball Club for 19 years, retiring in 1971. Mr. Banks was elected to the Baseball Hall of Fame in 1977. Since 1991, Mr. Banks has been the owner and chief executive officer of Ernie Banks International, Inc., a sports marketing and promotions firm located in Chicago, and Community Relations Director for the Chicago Cubs.

Jack F. Lasday. Mr. Lasday is a Director of the Company and Senior Vice President - Investments of Prudential Securities. Prior to joining Prudential Securities in September 1994, he was a Senior Vice President at Rodman & Renshaw, Inc., where he was employed from 1982 to 1994. Mr. Lasday is director of Gateway Foundation and a member of the Illinois C.P.A. Society and the American Institute of Certified Public Accounts.

Michael S. McGetrick. Mr. McGetrick is a Director of the Company. Mr. McGetrick, a PGA Class A Member, has been the Director of Instruction at the Meridian Golf Learning Center in Denver, Colorado since 1993. From 1991 to 1993, he was the head teaching professional at Cherry Hills Country Club in suburban Denver, Colorado. He has also served as head teaching professional at a number of other country clubs or golf facilities and coaches a number of players on the PGA and LPGA Tours. Mr. McGetrick has published several instructional articles in national golf magazines. He was named by Golf Magazine as one of the top 100 teaching professionals in America in 1996.

Robert Winsor IV. Mr. Winsor is a Director of the Company. Mr. Winsor is Director and Executive Producer of Broadcast Publicity at The CBS Broadcast Group in New York. In addition to his responsibilities with CBS, Mr. Winsor has produced a number of corporate sales programs for national and regional companies and has produced national satellite media tours that help companies deliver their messages or products to targeted areas. Before joining CBS in 1991 to produce news stories, Mr. Winsor worked for ABC News in Boston for eight years where he produced over 150 sports features and profiles.


The following forms were filed late:
J.D. Finley       Form 3 and Form 5 relating to such Form 3 for a
single transaction.
James Dignan      Form 3 and Form 5 relating to such Form 3 for a
single transaction.
Ernie Banks       Form 3 and Form 5 relating to such Form 3 for a
single transaction.
Jack Lasday       Form 3 and Form 5 relating to such Form 3 for a
single transaction.
Michael McGetrick Form 3 and Form 5 relating to such Form 3 for a single transaction.
Robert Winsor IV Form 3 and Form 5 relating to such Form 3 for a single transaction.


ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid or accrued by the Company to the Chief Executive Officer and the only other officer of the Company who received compensation in excess of $100,000 for services rendered to the Company in all capacities during the three fiscal years ended December 31, 1996, 1995 and 1994.


                                       SUMMARY COMPENSATION TABLE
                                       --------------------------

Long-Term

Compensation

-----------
                                         Annual Compensation
Shares of
                             --------------------------------------
--------- Common Stock

Other Annual  Underlying      All
Name and Principal         Fiscal Year    Salary     ($)Bonus
($)Compen-                  Other
Position
sation   Warrants(#)     Comp.
Charles D. Tourtellotte    1996          250,000        ---
---     125,000(3)         ---
Chairman of the Board      1995          180,000        ---
---      48,860(4)   125,000 (1)
and President              1994          180,000        ---
---         ---            ---

J.D. Finley                1996          175,000        ---
---     125,000(3)         ---
Executive Vice President   1995          120,000        ---
---      48,860(4)         ---
and Chief Financial Officer1994           30,000 (2)    ---
---         ---            ---

(1) Mr. Tourtellotte is entitled to receive $125,000 of compensation upon receipt by the Company of the $125,000 contingent portion of its fee in connection with the development of Illinois Center
Golf.  This $125,000 is payable by ICGP upon the complete repayment of capital to the limited
partner investors, plus a preferred return of 15% per annum.
Because of this financial structure,
this payment is not expected to be received before 1999, if at all.
(2)	Mr. Finley joined the Company in September 1994.
(3)	See table "Warrant/Option/SAR Grants in Last Fiscal Year"
below.
(4)	Of these warrants, 36,645 shares are vested as of December 31,
1996.  The remaining 12,215
shares will vest on February 28, 1997.


                              WARRANT/OPTION/SAR GRANTS IN LAST
FISCAL YEAR

                                                       Individual
Grants
                         ------------------------------------------
--------------------------------
                                                Percentage of Total
                              Number of          Warrants/Options
                        Securities Underlying  Granted to Employees
Exercise
                           Warrants/Options            in
of Base    Expiration
Name                           Granted             Fiscal Year
Price ($/sh)     Date
Charles D. Tourtellotte    125,000                   38%
$6.00  September 15, 2006
J.D. Finley                125,000                   38%
$6.00  September 15, 2006

None of Mr. Tourtellotte's or Mr. Finley's warrants described above are vested and exercisable (subject to an Underwriters' lock-up) as of the date hereof. These warrants vest and are exercisable as follows: the first 20% upon the closing market price of the Common Stock exceeding $7.20 per share for a period of five consecutive trading days; the next 20% upon the closing market price of the Common Stock exceeding $8.40 per share for a period of five consecutive trading days; the next 20% upon the closing market price of the Common Stock exceeding $9.60 per share for a period of five consecutive trading days; the next 20% upon the closing market price of the Common Stock exceeding $10.80 per share for a period of five consecutive trading days; and the last 20% upon the closing market price of the Common Stock exceeding $12.00 per share for a period of five consecutive trading days. The vesting schedule described above is referred to herein as the "Executive Option Plan Vesting Schedule".

    AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END
                        OPTION/SAR VALUES

                      Number of Securities    Value of Unexercised
                     Underlying Unexercised   In-the-Money Options
                     Unexercised Options at        Options at
                         Dec. 31, 1996            Dec. 31, 1996

                         Exercisable /             Exercisable /
Name                     Unexercisable             Unexercisable
----                     -------------             -------------
Charles Tourtellotte    6,645 / 137,215         $147,312 / $80,354
J.D. Finley            40,228 / 137,215         $161,717 / $80,354


The members of the Company's Board of Directors are not presently compensated directly by the Company for their service to the Company. Messrs. Lasday and Banks have received warrants to purchase 8,152 shares each of Common Stock at an exercise price of $2.23 per share. The Company has issued Misters. McGetrick and Winsor options to purchase 5,000 shares each of Common Stock under the Stock Option Plan, at an exercise price equal $6.00 per share. In addition, outside directors will be compensated for their reasonable expenses in attending meetings of the Board of Directors.

Employment Contracts

 Charles D. Tourtellotte. Effective January 1, 1996, Mr. Tourtellotte entered into a three-year employment agreement to serve as President of the Company, which expires December 31, 1998. Such agreement provides for an annual salary of $250,000, payable semi-monthly in arrears, plus such bonuses as the Board of Directors of the Company may from time to time approve. The agreement provides for certain athletic club memberships and allowances for an automobile, parking and other perquisites as from time to time are made available to the Company's executive officers. The agreement is terminable by the Company for "Cause," which includes conduct which causes material harm to the Company, willful and continued absence of employee (other than by reason of disability or death), employee's abandonment of his duties and responsibilities, conviction of the employee for a felony involving moral turpitude or fraud, misappropriation or embezzlement of corporate funds. The agreement also has a noncompete clause for a period of one-year immediately following the cancellation or termination of the agreement for any reason. In the event of termination by reason of death or disability and provided the Company has not otherwise provided Mr. Tourtellotte with life or disability insurance or other benefit plan for such occurrence, the Company is required to pay Mr. Tourtellotte or his estate severance pay equal to six months' salary.

 J.D. Finley. Effective January 1, 1996, Mr. Finley entered into a three-year employment agreement to serve as Executive Vice President and Chief Financial Officer of the Company, which expires December 31, 1998. Such agreement provides a salary to Mr. Finley of $175,000 per year, plus such bonuses as the Board of Directors of the Company may from time to time approve. The agreement provides for payment of monthly dues for membership at a country club and an allowance for a cellular phone, parking and other perquisites as from time to time are made available by the Company to its executive officers. The agreement is terminable by the Company for "Cause" as described above. The agreement also has a noncompete clause effective for a period of one year immediately following the cancellation or termination of the agreement. In the event of termination by reason of death or disability and provided the Company has not otherwise provided Mr. Finley with life or disability insurance or other benefit plan for such occurrence, the Company is required to pay Mr. Finley or his estate severance pay equal to six months' salary.

 James K. Dignan. Effective January 1, 1996, Mr. Dignan entered into a three-year employment agreement to serve as Vice President _ Acquisitions of the Company, which expires December 31, 1998. The agreement provides for a base salary of $66,000 per year, plus such bonuses as the Board of Directors of the Company may from time to time approve. The agreement is terminable by the Company for "Cause" as described above. The agreement also has a noncompete clause for a period of one year immediately following the cancellation or termination of the agreement for any reason. In the event of termination by reason of death or disability and provided the Company has not otherwise provided Mr. Dignan with life or disability insurance or other benefit plan for such occurrence, the Company is required to pay Mr. Dignan or his estate severance pay equal to six months' salary.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

The following information is as of March 31, 1997.


           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

  Title     Name and address        Amount and nature   Percent of
of Class   of beneficial owner   of beneficial ownership  class(1)
-------------------------------------------------------------------
---
Common     Charles Tourtellotte      734,482 shares (2)      27.7%
           MetroGolf Incorporated
           1999 Broadway, #2435
           Denver, CO 80202

Common     Alex Brown & Sons Inc.    661,402 shares          24.9%
           PO Box 1346
           Baltimore MD 21203

Common     Donaldson Lufkin &
           Jenrette Securities Corp  185,100 shares           7.0%
           1 Pershing Plaza
           Jersey City, NJ 07399

Common     Bear Stearns Securities
           Corp                      123,390 shares           4.7%
           Dept C - Cashiers Dept
           One Metrotech Center North
           Brooklyn, NY 11201-3862

(1) Does not include (i) the 567,875 shares issuable upon conversion of the notes and warrants issued in connection with the acquisition of the limited partnership interests in ICGP and GCGP,
(ii) the 117,500 shares issuable upon conversion of the Representative's Warrants, (iii) $962,500 aggregate principal amount of PP Notes convertible at 50% of then market price, (iv) 167,000 shares of Common Stock available for future grant under the Stock Option Plan, or (v) the stock options for 250,000 ahares issued to Messrs. Tourtellotte and Finley under the Executive Option Plan which vest according to the Executive Option Vesting Schedule.

(2)   Includes 685,622 primary shares and 48,860 vested warrants.

                                      SECURITY OWNERSHIP OF
MANAGEMENT
                                      -----------------------------
---

Percentage of
                                Primary       Warrants/Options
Total              Common
Beneficial Owner              Shares Held    Vested   Unvested
Holdings        Stock Owned (1)
Charles Tourtellotte,            685,622     48,860    125,000
859,482               29.6%
President
J.D. Finley,                       6,050     52,443    125,000
183,493                7.0%
Executive Vice President
Craig Sloan                        2,420
2,420                0.1%
Vice President - Operations
James Dignan,                                           20,000
20,000                0.7%
Vice President - Acquisitions
Mike McGetrick, Director                                 5,000
5,000                0.2%
Robert Winsor, IV, Director                              5,000
5,000                0.2%
Ernie Banks, Director                         8,152
8,152                0.3%
Jack F Lasday, Director                      13,206
13,206                0.5%
                              -------------------------------------
------------------------------
All Officers and Directors
   as a Group                   694,092      94,155    278,506
1,096,753               37.8%

===================================================================

(1) Does not include (i) the 567,875 shares issuable upon conversion of the notes and warrants issued in connection with the acquisition of the limited partnership interests in ICGP and GCGP,
(ii) the 117,500 shares issuable upon conversion of the Representative's Warrants, (iii) $962,500 aggregate principal amount of PP Notes convertible at 50% of then market price, or (iv) 167,000 shares of Common Stock available for future grant under the Stock Option Plan. Includes the stock options issued to Messrs. Tourtellotte and Finley under the Executive Option Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Charles Tourtellotte, President of the Company is indebted to the Company in the amount of $82,511 as of December 31, 1996. From time to time, the Company has made loans to Mr. Tourtellotte against deferred compensation or in anticipation, but in advance, of Mr. Tourtellotte earning bonus or other extraordinary compensation. Such loans were made for the bona fide business purposes of inducing Mr. Tourtellotte to continue to devote substantial time to the Company and allowing the Company to continue to defer payment of his compensation thus increasing the Company's available cash. These loans are evidenced by a note agreement. The note bears interest at 8% per annum and is due on demand. The total original principal amount of these loans is $152,638 and as of December 31, 1996, the outstanding balance on the note was $82,511. Mr. Tourtellotte has paid the required amounts under the loans when due. Mr. Tourtellotte's employment contract also specifies that any unpaid balance on the note must be repaid from the $125,000 Mr. Tourtellotte may receive upon receipt of the contingent portion of the Company's development fee for Illinois Center Golf described under "Executive Compensation."
This $125,000 is payable by ICGP upon the complete repayment of capital to the limited partner investors, plus a preferred return of 15% per annum. Because of this financial structure, this payment is not expected to be received before 1999, if at all. Any further loans to Mr. Tourtellotte will be approved by the Board of Directors and will be made only if the aggregate of all outstanding loans do not exceed the amount of reasonably anticipated compensation owed to him, which may include the balance of the $125,000 of deferred compensation referred to above. Mr. Tourtellotte has personally guaranteed $5.12 million of indebtedness of ICGP and GCGP.


ITEM 14. EXHIBITS

     (a) The following documents are filed as part of this Annual Report on Form 10-K.

     1. Financial Statements: The financial statements of the Company are included in item 8 of this report. See Index to Financial Statements on page F-1.

     2. Financial Statement Schedules: Financial statement schedules required under the related instructions are applicable for the years ended December 31, 1996, 1995 and 1994, and are therefore included in Item 8.

     3. Exhibits: The exhibits which are filed with this Report or which are incorporated herein by reference are set forth below.

     3.1 Articles of Incorporation, as amended, incorporated herein by reference from the Registrant's Offering Statement on Form 1-A (File No. 24D-3840)("Form 1-A") with June 3, 1996 amendment filed as Exhibit 3.1 to Registrant's Form S-1 (Reg. No. 333-06151) as filed with as filed with the Securities and Exchange Commission on June 17, 1996 (together with Amendments 1, 2, and 3 thereto , the "Form S-1")

     3.2     Bylaws, incorporated herein by reference from the Form
1-A

     4       Specimen Common Stock Certificate of MetroGolf
Incorporated (incorporated by reference to Exhibit 4 to Form S-1)

     4.1     Form of Note Purchase Agreement dated May 8, 1996
between The Vintage Group USA, Ltd. and the Purchasers of its 12%
Convertible Subordinated Notes due 1997 (the PP Notes)
(incorporated by reference to Exhibit 4.2 to Form S-1)

     10.1    Employment Agreement between the Company and Charles
D. Tourtellotte effective as of January 1, 1996 (incorporated by reference to Exhibit 10.1 to Form S-1)

     10.2    Employment Agreement between the Company and J.D.
Finley effective as of January 1, 1996 (incorporated by reference to Exhibit 10.2 to Form S-1)

     10.3 Employment Agreement between the Company and James K. Dignan effective as of July 1, 1996 (incorporated by reference to Exhibit 10.3 to Form S-1)

     10.4(a) Form of outstanding Warrant Certificates, incorporated herein to Form 1-A

     10.4(b) Warrant Agreement, incorporated herein by reference to Form 1-A

     10.7    Agreement of Limited Partnership of Illinois Center
Golf Partners L.P., incorporated herein by reference to Form 1-A

     10.8 Ground Sublease and Sublicense Agreement for Illinois Center Golf Facilities between Illinois Center Golf Partners L.P.
and Illinois Center Plaza Venture, as amended, incorporated herein by reference to Form 1-A

     10.9    Agreement of Limited Partnership of Goose Creek Golf
Partners Limited Partnership, incorporated herein by reference to Form 1-A

     10.10   Credit Line Deed of Trust for the benefit of Textron
Financial Corporation, incorporated herein by reference to Form 1-A

     10.11 Port Authority Letter Agreement, incorporated herein by reference to Form 1-A

     10.12 Operating Agreement of Vintage New York Golf L.L.C., incorporated herein by reference to Form 1-A

     10.13 Agreement of Purchase and Sale between Robert Selleck and Fremont Golf Partnership and The Vintage Group USA Ltd. dated as of March 19, 1996 (incorporated by reference to Exhibit 10.13 to Form S-1)

     10.14 Letter of Intent relating to Harborside Golf Center from The Vintage Group USA Ltd. to Shapery Enterprises dated March 18, 1996 (incorporated by reference to Exhibit 10.14 to Form S-1)

     10.15   Management Agreement between MetroGolf Management,
Inc. and Illinois Center Golf, incorporated herein by reference to Form 1-A

     10.16 Settlement Agreement relating to 15% interest in Illinois Center Golf and Goose Creek, incorporated herein by reference to Form 1-A

     10.17   Company's 1996 Stock Option and Stock Bonus Plan
(incorporated by reference to Exhibit 10.17 to Form S-1)

     10.18   Management Agreement between MetroGolf Management,
Inc. and the Company dated July 1, 1996 relating to Fremont Golf
Center (incorporated by reference to Exhibit 10.18 to Form S-1)

     10.19   Management Agreement between MetroGolf Management,
Inc. and MetroGolf (San Diego) Incorporated dated July 1, 1996 relating to Harborside Golf Center (incorporated by reference to Exhibit 10.19 to Form S-1)

     10.20 Form of Note from the Company to the limited partners of ICGP that accept the Offer to Purchase (incorporated by reference to Exhibit 10.20 to Form S-1)

     10.21 Form of Warrant from the Company to the limited partners of ICGP that accept the Offer to Purchase (incorporated by reference to Exhibit 10.21 to Form S-1)

     10.22 Form of Note from the Company to the limited partners of GCGP that accept the Offer to Purchase (incorporated by reference to Exhibit 10.22 to Form S-1)

     10.23 Company's Senior Executive Incentive Stock Option Plan (incorporated by reference to Exhibit 10.23 to Form S-1)

     10.24 Golf Facility Lease by and between The City of Fremont California and MetroGolf Incorporated dated April 2, 1997 **

     10.25   Fifth Amendment to Ground Sublease and Sublease
Agreement for Illinois Center Golf Facilities dated January 31,
1996 amending Exhibit 10.8 (incorporated by reference to Exhibit
10.25 to Form S-1)

     11      Statement re Computation of per share earnings

     21      Subsidiaries of the Registrant (incorporated by
reference to Exhibit 21 to Form S-1)

     27.1    Financial Data Schedules (incorporated by reference to
Exhibit 27.1 to Form S-1)
             (I)   MetroGolf Incorporated and Subsidiaries
                   Report of Independent Certified Public
Accountants
              Schedule II - Valuation and Qualifying Accounts

      ** - filed herewith


     (b) The following Form 8-K's were filed during the fourth quarter of the Company's fiscal year:

     (1) On November 12, 1996, the Company filed a Form 8-K announcing the successful completion of its Initial Public Offering

     (2) On November 13, 1996, the Company filed a Form 8-K incorporating a press release issued October 23, 1996 by the Company



MetroGolf Incorporated
Exhibit 11
Statement Re: Computation of Earnings Per Share


Historical weighted average number of shares outstanding is summarized as follows:

                               1996     1995 & 1994
                              -------  -------------
Common stock outstanding      982,055      680,782
                             ---------    ---------
Warrants outstanding          288,160      288,160
Less treasury stock that
could be repurchased with
proceeds of exercised
warrants                     (106,744)     (91,800)
                             ---------    ---------
Assumed exercise of warrants  181,416      196,360
                             ---------    ---------
Historical weighted average
number of common shares
outstanding                 1,163,471      877,142
                            ==========    =========

Primary and Fully Diluted Earnings Per Share

                                  For the Years Ended Dec. 31,
                             1996        1995         1994
Loss applicable to
common stock           $(2,077,592)   $(687,164)   $(315,490)
                       ============   ==========   ==========
Weighted average
number of common
shares outstanding       1,163,471      877,142      877,142
                       ============   ==========   ==========

Primary and Fully
Diluted Earnings
Per Share              $    (1.79)    $   (0.78)   $   (0.36)
                       ============   ==========   ==========



SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



MetroGolf Incorporated

By:   /s/ Charles D. Tourtellotte
     ----------------------------
     Charles D. Tourtellotte
     Chairman, Chief Executive Officer, and President

Date:     April 28, 1997
         ----------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                            MetroGolf Incorporated



DATE:  April 28, 1997      /s/ Charles D. Tourtellotte
      ----------------    -----------------------------
                          Charles D. Tourtellotte
                          Chairman, Chief Executive Officer,
                          President, (Principal Executive Officer),
                          and Director


DATE:  April 28, 1997      /s/ J.D. Finley
      ----------------    -----------------
                          J.D. Finley
                          Exec. Vice President and Chief Financial
                          Officer (Principal Financial Officer)


DATE:  April 28, 1997      /s/ Jack F. Lasday
      ----------------    --------------------
                          Jack F. Lasday
                          Director


DATE:  April 28, 1997      /s/ Michael McGetrick
      ----------------    -----------------------
                          Michael McGetrick
                          Director