Form 10QSB
period 1997-03-31
METROGOLF INC
filed 1997-05-15
CIK 1016771

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                FORM 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1997 Commission File Number 001-12245
                  --------------                        ---------
-----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)



    COLORADO                                           84-1288480
-----------------------------------------------------------------
(State or other jurisdiction   I.R.S. Employer Identification No.
of incorporation or organization)

1999 Broadway, Suite 2435, Denver, Colorado 80202
-----------------------------------------------------------------
(Address of principal executive offices)  (Zip code)

Registrant's telephone number, including area code (303) 294-9300
-----------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check whether the issuer (1) has filed
all reports required to be filed by Section 13 or 15(d)
of the Securities Exchange Act of 1934 during the
preceding 12 months (or for such shorter period that
the registrant was required to file such reports), and
(2) has been subject to such filing requirements for
the past 90 days.                        X       Yes       No
                                       -----          -----
Indicate the number of share outstanding of each of the issuer's classes of stock, as of the latest practicable date.

                                                 Number of Shares
     Class                            Outstanding at May 13, 1997
-----------------------------------------------------------------
Common stock, no par value                    2,378,607  shares



METROGOLF INCORPORATED
FORM 10-QSB QUARTERLY REPORT
TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION
     ITEM 1. Consolidated Financial Statements

     Consolidated Balance Sheets as of March 31,
     1997 (Unaudited) and December 31, 1996

     Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 1997 and 1996

     Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 1997 and 1996

    Notes to Consolidated Financial Statements (Unaudited)

     ITEM 2. Management's Discussion and Analysis of
     Financial Condition and Results of Operations

PART II - OTHER INFORMATION

     ITEM 1:  Legal Proceedings

     ITEM 2:  Changes in Securities

     ITEM 3:  Defaults upon Senior Securities

     ITEM 4:  Submission of Matters to a Vote of Security Holders

     ITEM 5:  Other Information

     ITEM 6:  Exhibits and Reports on Form 8-K

     SIGNATURES





                       MetroGolf Incorporated
                    Consolidated Balance Sheets



                                    March 31,
                                      1997         December 31,
                                  (Unaudited)            1996
ASSETS
Current Assets
    Cash and cash equivalents $      136,492    $      904,146
    Inventories                      119,175           157,577
    Other current assets              97,654           100,206
                              ---------------   ---------------
                                     353,321         1,161,929
                              ---------------   ---------------
Property and equipment,
  net of accumulated
  depreciation of $335,753
  and $205,342                    13,390,385        13,524,145
                              ---------------   ---------------
Other Assets
  Excess of cost over net
   assets acquired                 1,537,239         1,537,239
  Debt issue costs                   133,939           133,939
  Loan fees                          106,205           106,205
  Organization costs                  89,744            89,744
                              ---------------   ---------------
                                   1,867,127         1,867,127
  Less accumulated
   amortization                     (160,376)          (97,825)
                              ---------------   ---------------
                                   1,706,751         1,769,302
  Deferred acquisition costs         115,941            78,791
  Other receivable                    81,572            82,372
  Deferred offering costs             44,348            15,000
  Other assets                        83,193            72,371
                              ---------------   ---------------
Total other assets                 2,031,805         2,017,836
                              ---------------   ---------------
TOTAL ASSETS                  $   15,775,511    $   16,703,910
                              ===============   ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable            $    1,454,893    $    1,380,947
  Checks written against
    future deposits                        -           122,546
  Accrued expenses and other
     current liabilities             976,904           859,292
  Deferred revenue                   242,798           218,633
  Lines of credit                     25,000                 -
  Current portion of long-
    term debt and capital
    lease obligations              6,146,538         6,111,173
                              ---------------   ---------------
                                   8,846,133         8,692,591

Long term debt and capital
  lease obligations, less
  current portion                  4,175,696         4,133,342
                              ---------------   ---------------
Minority interest in
  consolidated subsidiaries          282,309           319,024
                              ---------------   ---------------
Stockholders' Equity
  Common stock - No par value:
   9,000,000 shares
   authorized; 2,233,775
   shares issued and
   outstanding                     6,792,486         6,792,487
  Notes receivable,
   stockholder                       (82,511)          (82,511)
  Accumulated deficit             (4,238,602)       (3,151,023)
                              ----------------   --------------
                                   2,471,373         3,558,953
                              ----------------   --------------
TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY     $   15,775,511     $  16,703,910
                              ================   ==============



"See accompanying notes to consolidated financial statements."


MetroGolf Incorporated
Consolidated Statements of Operations
(Unaudited)

                                 For the Three Months Ended
                                 March 31,         March 31,
                                    1997             1996
                              ---------------   ---------------
Revenues
Green fees and driving range  $      318,395    $            -
Membership                           130,076                 -
Merchandise                           70,405                 -
Food and beverage                     28,985                 -
Instruction                           33,712                 -
Management fees, related
   parties                                 -            49,057
Administration                        28,793                 -
                              ---------------   ---------------
Total revenues                       610,366            49,057
                              ---------------   ---------------
Operating expenses
Range and course operations          346,121                 -
Food and beverage                     25,558                 -
Membership                            77,523                 -
Instruction expense                   20,479                 -
General and administrative           767,519           216,627
Depreciation and amortization        181,053             4,825
                              ---------------   ---------------
Total operating expenses           1,418,253           221,452
                              ---------------   ---------------
Loss from operations                (807,887)         (172,395)
                              ---------------   ---------------
Other income (expenses)
Interest expense                    (330,111)           (6,930)
Other                                 13,704            16,459
                              ---------------   ---------------
Total other income (expense)        (316,407)            9,529
                              ---------------   ---------------
Equity in loss of affiliates               -            (1,319)
                              ---------------   ---------------
Minority interest in income
   (loss) of subsidiaries             36,714            (3,120)
                              ---------------   ---------------
Net income (loss)                 (1,087,580)         (167,305)
Dividend requirements on
   preferred stock                         -            42,656
                              ---------------   ---------------
Loss applicable to
   common stock               $   (1,087,580)   $     (209,961)
                              ===============   ===============

Net (loss) per common share   $        (0.48)   $        (0.24)
                              ===============   ===============
Weighted average number of
   common shares outstanding       2,251,368           877,142
                              ===============   ===============

"See accompanying notes to consolidated financial statements


MetroGolf Incorporated
Consolidated Statements of Cash Flows
(Unaudited)

Increase (Decrease) in Cash and Cash Equivalents

                                 For the Three Months Ended
                                 March 31,         March 31,
                                    1997             1996
                              ---------------   ---------------

OPERATING ACTIVITIES
Net loss                      $   (1,087,580)    $     (167,305)
  Adjustments to reconcile
  net loss to net cash
  provided by (used in)
  operating activities
    Depreciation                     151,989              4,825
    Amortization                      29,064                  -
    Interest                         143,291                  -
    Equity in loss of
    affiliates                             -             (2,427)
    Minority interest in
    income (loss) of
    consolidated subsidiaries        (36,714)             3,120
    Changes in operating
    assets and liabilities
      Management fee
      receivable, related
      party                                -             40,022
      Deferred revenue                24,165                  -
      Inventories                     38,402                  -
      Other current assets             2,550            (60,422)
      Accounts payable                73,946             81,335
      Accrued salaries                     -            122,750
      Accrued expenses and
      other current
      liabilities                    117,612             31,832
                              ---------------   ----------------
Net Cash Provided by (Used in)
Operating Activities                (543,275)            53,730
                              ---------------   ----------------
INVESTING ACTIVITIES
Restricted cash                            -             22,700
Payments for notes receivable,
related parties                            -             42,399
Payments for notes receivable,
stockholder                                -            (16,792)
Acquisition of fixed assets          (32,366)                 -
Disposition of fixed assets           14,137                  -
Payments for deferred
acquisition costs                    (37,150)           (18,473)
Deferred offering costs              (29,348)                 -
Deposits and other assets            (10,022)           (10,000)
                              ---------------   ----------------
Net Cash Provided by (Used in)
   Investing Activities              (94,749)            19,834
                              ---------------   ----------------

FINANCING ACTIVITIES
Prior checks written against
current deposits                    (122,546)                 -
Proceeds from related party
payable                                    -             12,000
Payments on line of credit                 -            (14,885)
Payments on long-term debt            (7,084)            (4,238)
Payments on note payable,
officer                                    -             (7,702)
Payments for deferred
offering costs                             -            (38,017)
                              ---------------   ----------------
Net Cash Used in
   Financing Activities             (129,630)           (52,842)
                              ---------------   ----------------
Increase (Decrease) in Cash
and Cash Equivalents                (767,654)            20,722

Cash and Cash Equivalents,
Beginning of Period                  904,146                324
                              ---------------   ----------------
Cash and Cash Equivalents,
End of Period                 $      136,492    $        21,046
                              ===============   ================



"See accompanying notes to consolidated financial statements"



MetroGolf Incorporated
Notes to Consolidated Financial Statements
(Unaudited)



1.     General:

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-QSB and Regulation S-B.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial information is unaudited but includes all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary to present fairly the information set forth herein. The consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements which are included in the Form 10-K of the Company for the fiscal three months ended March 31, 1997.

The results for the interim periods are not necessarily indicative of results to be expected for the fiscal year of the Company ending December 31, 1997. The Company believes that the three-month report filed on Form 10-QSB is representative of its financial position and its results of operations and changes in cash flow for the periods ended
March 31, 1997 and 1996.

2.     Supplemental Data to Statements of Cash Flows

Excluded from the consolidated statements of cash flows were the effects of certain noncash investing and financing activities.

                                  For the Three Months Ended
                                  March 31,        March 31,
                                    1997             1996
                                 -----------      -----------
     Cash payments for interest   $125,565           $6,022

3.     Income Taxes

At March 31, 1997 and March 31, 1996, the Company has available net operating loss carry forwards of approximately $3,698,000 and $751,000 for tax reporting purposes which expire through 2012. These operating loss carry forwards are subject to various limitations imposed by the rules and regulations of the Internal Revenue Service.

The Company has deferred tax assets fully reserved as of March 31, 1997 and March 31, 1996. The tax effect on the components is as follows:



                                  March 31,        March 31,
                                    1997             1996
                                 -----------      -----------
Net operating loss carry forward $ 1,368,000      $  150,000
Salary accrual                             -          29,000
Basis difference in property
and equipment                        (18,000)          1,000
                                 ------------     -----------
                                   1,350,000         180,000
Valuation allowance               (1,350,000)       (180,000)
                                 ------------     -----------
                                 $         -      $        -
                                 ============     ===========

A 100 percent valuation allowance has been established to reflect management's evaluation that it is more likely than not that all of the deferred tax assets will not be realized. For the three months ended March 31, 1997 and March 31, 1996, the valuation allowance increased by $389,000 and $33,000.

4.     New Accounting Pronouncement

On March 3, 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128"). This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with Accounting Board Opinion ("APB") No. 15, "Earnings Per Share." SFAS 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. Its implementation is not expected to have a material effect on the consolidated financial statements.


ITEM 2.  MANAGEMENT DISCUSSION AND PLAN OF OPERATION.

     The following discussion and analysis should be read in conjunction with the Company's financial statements and the notes thereto appearing elsewhere in this report. This report contains forward-looking statements, and actual results could differ materially from those projected in the forward-looking statements.

Overview

     On October 21, 1996, the Company completed the sale of 1,175,000 shares of its common stock in an IPO registered on Form S-1. The Company received net proceeds of approximately $5.46 million after paying offering costs of approximately $1.59 million. The Company's strategy is to increase revenues and net income by increasing the number of golf centers it owns, leases or manages by (i) identifying and acquiring existing golf facilities that have the potential for revenue enhancement through better management and improved or expanded facilities, including the addition of enclosed hitting areas, full-line pro shops and other amenities, (ii) developing new golf centers in locations where suitable acquisition opportunities are not available, and (iii) seeking to realize economies of scale through centralized purchasing, accounting, management information and cash management systems. Consistent with this strategy, the Company acquired 94% and 90% of the limited partnership interests in Illinois Center Golf Partners Limited Partnership ("ICGP") and Goose Creek Golf Partners, L.P. ("GCGP"), respectively, on October 21, 1996. The Company acquired Fremont Golf Center ("Fremont") on July 1, 1996 and Palms Golf Center ("Palms") on December 31, 1996. The Company also commenced operating the Harborside Golf Center ("Harborside") on July 1, 1996. In addition, the Company is actively pursuing acquisition or development projects in major cities, including Atlanta, Denver, Los Angeles, St. Louis,
San Diego, San Francisco, Seattle and Toronto. Consummation of any acquisition or development of these or any other future sites is subject to the satisfaction of various conditions, including the satisfactory completion of due diligence by the Company and the negotiation of definitive agreements. As consideration for any future acquisition or development, the Company may pay cash, incur indebtedness or issue debt or equity securities. Such acquisitions or developments could result in material changes in the Company's financial condition and operating results; however, there can be no assurance as to the occurrence of any of these acquisitions or developments or, if they occur, as to the timing of the consummation of any acquisitions or developments.

Results of Operations

     Prior to July 1, 1996, the Company derived its revenue from two major sources: development or acquisition fees and management fees. On July 1, 1996 the Company commenced operations at Fremont and Harborside. The Company commenced operations at Palms on September 1, 1996. The Company commenced operations at Illinois Center Golf and Goose Creek Golf Club on October 22, 1996. Prior to the commencement of operations, management fees are generated by three subsidiaries of the Company: MetroGolf Illinois Center, Inc. and MetroGolf Virginia, Inc., as managing general partners of ICGP and GCGP, and MetroGolf Management, Inc. ("MGMI") as property manager of Illinois Center Golf Club, Goose Creek Golf Club, Harborside, Fremont and Palms. The Company initially used outside management companies to manage its golf centers. In September 1995, the operations management subcontract for Illinois Center Golf was terminated. In March 1996, the Company terminated the third-party management contract for Goose Creek Golf Club. All Company properties are, and in the future are expected to be, managed by MGMI.

Three Months Ended March 31, 1997, as Compared to Three Months
Ended March 31, 1996

     Total revenues increased 1,244%, to approximately $610,000 for the three months ended March 31, 1997, from approximately $49,000 for the three months ended March 31, 1996. In 1997, the Company derived revenue from golf course and learning center operations. In 1996, the Company derived revenue from management fees.

     Operating expenses increased 640%, to approximately $1,418,000 for the three months ended March 31, 1997, from approximately $221,000 for the three months ended March 31, 1996. Operating costs increased to approximately $470,000 from $0 due to the addition of operating properties in the third quarter of 1996 and the acquisition of ICGP, GCGP and Palms during the fourth quarter of 1996. General and administrative expenses for the three months ended March 31, 1997 increased to $767,519 from $216,627 in 1996 due to property acquisitions during 1996 and the costs associated with becoming a publicly traded company.

     Depreciation and amortization expenses increased to approximately $181,000 in 1997 from approximately $5,000 in 1996 due to the acquisition of Fremont in July 1996 and ICGP, GCGP and Palms in the fourth quarter of 1996.

     Interest expense increased to $330,111 in 1997 from $6,930 in 1996 primarily due to placement of $2,025,000 of convertible subordinated notes ("PP Notes") in the second quarter of 1996, the ICGP and GCGP Notes in the fourth quarter of 1996, and debt associated with property acquisitions during 1996.

     Other income decreased to $13,704 in 1997 from $16,459 in 1996 as a result of the interest-bearing notes receivable being consolidated as a result of the acquisition of GCGP and ICGP.

Liquidity and Capital Resources

     At March 31, 1997, the Company had a working capital deficit of approximately $8,492,800, as compared to a working capital deficit of $7,530,700 at December 31, 1996. The increase in working capital deficit is primarily due to the current portion of long-term debt resulting from property acquisitions. The increase in working capital deficit is primarily due to increases in accounts payable and negative cash flow resulting from seasonal losses from operations. The Company has approximately $6,111,000 of current liabilities relating to debts that come due within the next 12 months. Of these $861,750 are convertible subordinated notes that are convertible into common stock of the Company at 50 percent of the market value of the Company's common stock. Because of the conversion discount, the Company believes that most, if not all, of these notes will be converted by the noteholders prior to the maturity date of June 1, 1997. Approximately $4,500,000 of these current liabilities are mortgages on existing operating properties and are fully collateralized by such properties. The Company is currently negotiating to refinance or extend each of these mortgages and expects to receive new mortgages with maturity dates that extend beyond 12 months. In addition, the Company is currently offering for sale in a private placement of up to $6,000,000 in convertible subordinated notes ("the Notes"). The Company intends to use the proceeds for additional acquisitions which should further increase the Company's cash flow from operations and for current working capital needs. The Company believes that these funds will be sufficient to meet its liquidity needs for the next year.

     The cash used in operating activities increased to approximately $675,000 in the three months ended March 31, 1997 compared with cash provided of approximately $54,000 in the three months ended March 31, 1996. The primary reason for the increase has been the increase in the net loss to $1,087,580 in the three months ended March 31, 1997 from $167,305 in the three months ended March 31, 1996. In addition, the Company used accounts payable as a source of financing. Trade accounts payable increased $74,000 in the three months ended March 31, 1997 and $89,000 in the three months ended March 31, 1996.

A 100 percent valuation allowance has been established to reflect management's evaluation that it is more likely than not that all of the deferred tax assets will not be realized. For the three months ended March 31, 1997 and March 31, 1996, the valuation allowance increased by $389,000 and $33,000.

Fremont Golf Center.   The Company has signed a lease agreement
with the City of Fremont to develop an 35-acre tract of land into a 9-hole executive-length golf course with expanded practice facilities and significantly improved clubhouse amenities. The Company expects to commence construction of the 9-hole executive-length golf course and begin modifications to the existing facility in the summer of 1997, with the completion of the golf center scheduled for the spring of 1998. The development budget for the new 9-hole executive-length golf course, and modifications to the existing facility, is anticipated to be approximately $2 million over a one-year development period. The Company intends to fund the development through a combination of equity and debt, to be provided by a commercial bank, specialized golf lending institution or private lender.

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

New Accounting Pronouncement

On March 3, 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128"). This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with Accounting Board Opinion ("APB") No. 15, "Earnings Per Share." SFAS 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. Its implementation is not expected to have a material effect on the consolidated financial statements.

     PART II - OTHER INFORMATION
-------------------------------------------------------
Item 1:     Legal Proceedings
The Company knows of no material litigation or proceeding pending, threatened or contemplated to which the Company is or may become a party.

Item 2:     Changes in Securities
          None

Item 3:     Defaults upon Senior Securities
          None

Item 4:     Submission of Matters to a Vote of Security
            Holders
          None

Item 5:     Other Information
          None

Item 6:     Exhibits and Reports on Form 8-K

          (A)     Exhibits
             3. Exhibits: The exhibits which are filed with this Report or which are incorporated herein by reference are set forth below.

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

     10.1   Employment Agreement between the Company and Charles
            D. Tourtellotte effective as of January 1, 1996
            (incorporated by reference to Exhibit 10.1 to Form S-
            1)

     10.2   Employment Agreement between the Company and J.D.
            Finley effective as of January 1, 1996 (incorporated by reference to Exhibit 10.2 to Form S-1)

     10.3   Employment Agreement between the Company and James K.
            Dignan effective as of July 1, 1996 (incorporated by reference to Exhibit 10.3 to Form S-1)

     10.4(a)Form of outstanding Warrant Certificates, incorporated herein by reference to Form 1-A

     10.4(b)Warrant Agreement, incorporated herein by reference to Form 1-A

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

     10.19 Management Agreement between MetroGolf Management, Inc. and MetroGolf (San Diego) Incorporated dated July 1, 1996 relating to Harborside Golf Center (incorporated by reference to Exhibit 10.19 to Form S-1)

     10.20 Form of Note from the Company to the limited partners of ICGP that accept the Offer to Purchase incorporated by reference to Exhibit 10.20 to Form
            S-1)

     10.21 Form of Warrant from the Company to the limited partners of ICGP that accept the Offer to Purchase
            (incorporated by reference to Exhibit 10.21 to Form
            S-1)

     10.22 Form of Note from the Company to the limited partners of GCGP that accept the Offer to Purchase incorporated by reference to Exhibit 10.22 to Form
            S-1)

     10.23  Company's Senior Executive Incentive Stock Option
            Plan (incorporated by reference to Exhibit 10.23 to Form S-1)

     10.24 Golf Facility Lease by and between The City of Fremont California and MetroGolf Incorporated dated April 2, 1997 (incorporated by reference to the Company's 10-K for the year ended December 31, 1996)

     10.25  Fifth Amendment to Ground Sublease and Sublease
            Agreement for Illinois Center Golf Facilities dated
            January 31, 1996 amending Exhibit 10.8 (incorporated by reference to Exhibit 10.25 to Form S-1)

     11     Statement re Computation of per share earnings

		(B)	Reports on Form 8-K
			None during the quarter ended March 31, 1997


MetroGolf Incorporated
Exhibit 11
Statement Re: Computation of Earnings Per Share


Historical weighted average number of shares outstanding is
summarized as follows:
                                 March 31,       March 31,
                                   1997            1996
                               -------------   -------------
Common stock outstanding         2,233,775        680,782

Warrants outstanding               288,160        288,160
Less treasury stock that could
  be repurchased with proceeds
  of exercised warrants           (270,567)       (91,800)
Assumed exercise of warrants        17,593        196,360
                               -------------   ------------
Historical weighted average
  number of common shares
  outstanding                    2,251,368        877,142
                               =============   ============

Primary and Fully Diluted Earnings Per Share


                                 For the Three Months Ended
                                    March 31,      March 31,
                                      1997           1996
                                 ---------------------------
Loss applicable to common stock   $( 1,087,580)   $(209,961)
                                  =============   ==========
Weighted average number of
   common shares outstanding         2,251,368      877,142
                                  =============   ==========
Primary and Fully Diluted
   Earnings Per Share             $      (0.48) $     (0.24)
                                  =============   ==========




SIGNATURES



Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


							MetroGolf Incorporated



DATE: May 15, 1997
      ------------
  /S/ Charles D. Tourtellotte
------------------------------
     Charles D. Tourtellotte
     President



DATE: May 15, 1997
      ------------
  /S/ J. D. Finley
-------------------
     J.D. Finley
     Chief Financial Officer