Form 10QSB
period 1997-06-30
METROGOLF INC
filed 1997-08-14
CIK 1016771

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                           FORM 10-QSB

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1997  Commission File Number 001-12245
                  -------------                         ---------

                      METROGOLF INCORPORATED
-----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)



    COLORADO                                           84-1288480
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

Indicate by check whether the issuer (1) has filed
all reports required to be filed by Section 13 or 15(d)
of the Securities Exchange Act of 1934 during the
preceding 12 months (or for such shorter period that
the registrant was required to file such reports), and
(2) has been subject to such filing requirements for
the past 90 days.                   X       Yes                No
                               ------------       -------------
Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.


                                                Number of Shares
     Class                         Outstanding at August 12, 1997
-----------------------------------------------------------------
Common stock, no par value                     3,922,539  shares
                                               ---------


METROGOLF INCORPORATED
FORM 10-QSB QUARTERLY REPORT
TABLE OF CONTENTS

PAGE

PART I - FINANCIAL INFORMATION
     ITEM 1. Consolidated Financial Statements

     Consolidated Balance Sheets as of June 30,
     1997 (Unaudited) and December 31, 1996


     Consolidated Statements of Operations (Unaudited) for the three months ended June 30, 1997 and 1996

     Consolidated Statements of Operations (Unaudited) for the six months ended June 30, 1997 and 1996

     Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 1997 and 1996


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

     ITEM 3:  Defaults upon Senior Securities

     ITEM 4:  Submission of Matters to a Vote of Security Holders

     ITEM 5:  Other Information

     ITEM 6:  Exhibits and Reports on Form 8-K

     SIGNATURES



MetroGolf Incorporated
Consolidated Balance Sheets



                                     June 30,
                                        1997         December 31,
                                    (Unaudited)          1996
                                    -----------      ------------
ASSETS
Current Assets
    Cash and cash equivalents   $      156,035     $     904,146
    Inventories                        185,673           157,577
    Accounts receivable                 58,071            31,897
    Other current assets                51,197            68,309
                                ---------------    --------------
                                       450,976         1,161,929
                                ---------------    --------------
Property and equipment, net of
     accumulated depreciation
     of $549,091 and $205,342       14,290,205        13,524,145
                                ---------------    -------------

Other Assets
     Excess of cost over net
     assets acquired                 1,537,239         1,537,239
     Debt issue costs                  372,660           133,939
     Loan fees                         106,205           106,205
     Organization costs                 89,744            89,744
                                ---------------    --------------
                                     2,105,848         1,867,127
     Less accumulated
     amortization                     (209,157)          (97,825)
                                ---------------    --------------
                                     1,896,691         1,769,302
     Deferred acquisition costs        258,683            78,791
     Other receivable                        -            82,372
     Deferred offering costs                 -            15,000
     Other assets                       89,565            72,371
                                ---------------    --------------
Total other assets                   2,244,939         2,017,836
                                ---------------    --------------
TOTAL ASSETS                      $ 16,986,120      $ 16,703,910
                                   ================    ===============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Accounts payable             $   1,422,200     $   1,380,947
    Checks written against
     future deposits                         -           122,546
    Accrued expenses and other
     current liabilities               831,327           859,292
    Deferred revenue                   210,790           218,633
    Lines of credit                     10,000                 -
    Current portion of long-term
     debt and capital lease
     obligations                     5,095,176         6,111,173
                                ---------------    --------------
                                     7,569,493         8,692,591
                                ---------------    --------------

Long term debt and capital
    lease obligations, less
    current portion                  5,462,179         4,133,342
                                ---------------    --------------

Minority interest in
    consolidated subsidiaries          282,341           319,024
                                ---------------    --------------

Stockholders' Equity
    Common stock -- No par
     value: 9,000,000 shares
     authorized; 3,874,158 and
     2,233,775 shares issued
     and outstanding at June 30,
     1997 and December 31, 1996      8,549,481         6,792,487
    Notes receivable, stockholder      (82,511)          (82,511)
    Accumulated deficit             (4,794,863)       (3,151,023)
                                 --------------    --------------
                                     3,672,107         3,558,953
                                 --------------    --------------

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY         $ 16,986,120      $ 16,703,910
                                 ==============    ==============




"See accompanying notes to consolidated financial statements."


MetroGolf Incorporated
Consolidated Statements of Operations
(Unaudited)

                                      For the Three Months Ended
                                      June 30,          June 30,
                                        1997              1996
                                  -------------    --------------
Revenues
     Green fees and driving range $    832,663     $           -
     Membership                        137,864                 -
     Merchandise                       162,977                 -
     Food and beverage                 112,501                 -
     Instruction                        93,364                 -
     Management fees, related
      parties                                -            50,218
     Administration                     30,201                 -
                                  -------------    --------------
Total revenues                       1,369,570            50,218
                                  -------------    --------------

Operating expenses
     Range and course operations       500,905                -
     Food and beverage                  96,090                -
     Membership                         60,810                -
     Instruction expense                50,301                -
     General and administrative        624,765          196,019
     Depreciation and amortization     239,798            4,825
                                  -------------    -------------
Total operating expenses             1,572,669          200,844
                                  -------------    -------------

Loss from operations                  (203,099)        (150,626)
                                  -------------    -------------

Other income (expenses)
     Interest expense                 (355,454)         (55,560)
     Other                               2,325           17,941
                                  -------------    -------------
Total other income (expense)          (353,129)         (37,619)
                                  -------------    -------------
Equity in loss of affiliates                 -           (1,310)
                                  -------------    -------------
Minority interest in (income)
 loss of subsidiaries                      (32)          (3,120)
                                  -------------    -------------

Net loss                              (556,260)        (192,675)
Dividend requirements on
 preferred stock                             -           42,656
                                  -------------    -------------
Loss applicable to common stock   $   (556,260)    $   (235,331)
                                  =============    =============

Net loss per common share         $      (0.20)    $      (0.27)
                                  =============    =============
Weighted average number of
      common shares outstanding      2,732,881          877,142
                                  =============    =============


"See accompanying notes to consolidated financial statements"

MetroGolf Incorporated
Consolidated Statements of Operations
(Unaudited)

                                        For the Six Months Ended
                                       June 30,          June 30,
                                         1997              1996
                                  --------------    -------------
Revenues
     Green fees and driving range $   1,151,058     $          -
     Membership                         267,940                -
     Merchandise                        233,382                -
     Food and beverage                  141,486                -
     Instruction                        127,076                -
     Management fees,
       related parties                        -           99,275
     Administration                      58,994                -
                                  --------------    -------------
Total revenues                        1,979,936           99,275
                                  --------------    -------------

Operating expenses
     Range and course operations        847,026                -
     Food and beverage                  121,648                -
     Membership                         138,333                -
     Instruction expense                 70,780                -
     General and administrative       1,392,284          412,646
     Depreciation and amortization      420,851            9,650
                                  --------------    -------------
Total operating expenses              2,990,922          422,296
                                  --------------    -------------

Loss from operations                 (1,010,986)        (323,021)
                                  --------------    -------------
Other income (expenses)
     Interest expense                  (685,565)         (62,490)
     Other                               16,029           34,400
                                  --------------    -------------
Total other income (expense)           (669,536)         (28,090)
                                  --------------    -------------
Equity in loss of affiliates                  -           (2,629)
                                  --------------    -------------
Minority interest in (income)
     loss of subsidiaries                36,682           (6,240)
                                  --------------    -------------
Net loss                             (1,643,840)        (359,980)

Dividend requirements on
     preferred stock                          -           85,312
                                  --------------    -------------
Loss applicable to common stock   $  (1,643,840)    $   (445,292)
                                  ==============    =============

Net loss per common share         $       (0.66)    $      (0.51)
                                  ==============    =============
Weighted average number of
      common shares outstanding       2,484,707           877,142
                                  ==============    =============


"See accompanying notes to consolidated financial statements"

MetroGolf Incorporated
Consolidated Statements of Cash Flows
(Unaudited)

                                       For the Six Months Ended
                                       June 30,        June 30,
                                         1997            1996
                                   -------------    -------------

Increase (Decrease) in Cash
and Cash Equivalents
OPERATING ACTIVITIES
    Net loss                       $ (1,643,840)    $   (359,980)
    Adjustments to reconcile net
       loss to net cash provided
       by (used in) operating
       activities
            Depreciation                365,327            9,650
            Amortization                 55,524                -
            Gain on sale of asset        (6,661)               -
            Interest                    142,394           22,323
            Equity in loss of
              affiliates                      -            2,629
            Minority interest in
              (income) loss of
              consolidated
              subsidiaries              (36,682)           6,240
            Changes in operating
              assets and
              liabilities
                 Management fee
                 receivable,
                 related party                -           44,005
                 Deferred revenue        (7,843)               -
                 Inventories            (28,096)               -
                 Accounts
                 receivable and
                 other current
                 assets                  (9,062)            (736)
                 Accounts payable        41,253          167,957
                 Accrued salaries             -          181,674
                 Accrued expenses
                 and other current
                 liabilities            (27,965)          18,804
                                  --------------    -------------
Net Cash Provided by (Used in)
Operating Activities                 (1,155,651)          92,566
                                  --------------    -------------
INVESTING ACTIVITIES
    Restricted cash                           -          222,700
    Payments for notes receivable,
      related parties                         -          (92,095)
    Payments for notes receivable,
      stockholder                             -          (46,024)
    Acquisition of fixed assets         (84,296)               -
    Disposition of fixed assets          20,798                -
    Payments for deferred
      acquisition costs                (179,892)         (87,855)
    Payment for deposit on
      acquisition                             -          (50,000)
    Deferred offering costs                   -                -
    Deposits and other assets           (17,195)         (20,000)
                                  --------------    -------------
Net Cash (Used in)
      Investing Activities             (260,585)         (73,274)
                                  ---------------    ------------


FINANCING ACTIVITIES
    Prior checks written against
       current deposits                (122,546)               -
    Proceeds from convertible
       subordinated notes payable     1,184,000        2,025,000
    Payments on line of credit                -         (246,937)
    Payments on long-term debt         (169,608)          (8,508)
    Payments on note payable,
       officer                                -          (22,002)
    Payments for debt issue costs      (223,721)        (267,878)
    Payments for deferred
       offering costs                         -         (185,450)
                                  --------------    -------------
Net Cash Provided by
      Financing Activities              668,125        1,294,225
                                  --------------    -------------

Increase (Decrease) in Cash
      and Cash Equivalents             (748,111)       1,313,517

Cash and Cash Equivalents,
      Beginning of Period               904,146              324
                                  --------------    -------------

Cash and Cash Equivalents,
      End of Period               $     156,035     $  1,313,841
                                  ==============    =============



"See accompanying notes to consolidated financial statements"


MetroGolf Incorporated
Notes to Consolidated Financial Statements
(Unaudited)



1.      General:

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial information is unaudited but includes all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary to present fairly the information set forth herein. The consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements which are included in the Form 10-K of the Company for the fiscal year ended December 31, 1996.

The results for the interim periods are not necessarily indicative of results to be expected for the fiscal year of the Company ending December 31, 1997. The Company believes that the six-month report filed on Form 10-QSB is representative of its financial position and its results of operations and changes in cash flow for the periods ended June 30, 1997 and 1996.

2.     Supplemental Data to Statements of Cash Flows

                                For the Six Months Ended
                              June 30,            June 30,
                                1997                1996
                             ----------          ----------
  Cash payments for interest   $630,973             $42,240

Excluded from the consolidated statements of cash flows were the effects of certain noncash investing and financing activities as follows:

Increase in common stock for
  discount on debt                    -            $243,600

Increase in ownership of
  subsidiary                          -              $8,642

Conversion of convertible
  subordinated notes and
  accrued interest into
  common stock                 $953,138                   -

Acquisition of Leasehold
interest in Rocky Point for
common stock and debt          $875,000                   -

Acquisition of Equipment Lease
in Harborside for common
stock and debt forgiveness     $186,228                   -


3.     Acquisition of Rocky Point Golf Center

Effective April 11, 1997, the Company purchased the leasehold interest in Rocky Point Golf Center, Rocky Point, New York for $965,439. The Company issued notes payable to the seller for $175,000, issued 517,649 shares of common stock of the Company for $700,000, paid cash of $75,000 and acquisition costs of $15,439. The existing golf facility was completed approximately two years ago and consists of a 70 tee station driving range, practice putting green, chipping, short game and sand bunker areas, a clubhouse and a maintenance area on approximately 17 acres of land. The acquisition was recorded using the purchase method of accounting, by which the assets are valued at the fair market value at the date of acquisition. The operating results of this acquisition have been included in the accompanying financial statements from the date of acquisition. The allocation of the purchase price is as follows:

     Property and Equipment           $965,439
                                      ========


4.     Commitments

On May 1 1997, the Company completed its restructuring of the lease of Harborside Golf Center in downtown San Diego, California. On July 1, 1996, the Company entered into a sublease agreement with Harborside Golf Center, L.P. The sublease agreement contained an option to purchase. The restructuring was concluded with the Company entering into a 5 year ground lease agreement with Catellus Development Corporation through April 30, 2002. The ground lease contains one 5 year renewal option. Additionally, the Company entered into a 10 year Equipment Lease agreement with Columbia Funding Corporation through April 30, 2007 unless terminated earlier pursuant to the early termination clause contained in the ground lease. The ground lease lessor has the option to terminate the ground lease on or before November 1, 1998.


5.     Stockholders' Equity

On May 30, 1996, the Company completed its offer for sale in a private placement $2,025,000 in convertible subordinated notes ("PP Notes"). The PP Notes were offered by Laidlaw Equities, Inc. ("Laidlaw") on a best efforts basis. Net proceeds from the offering, after paying commissions and offering costs were approximately, $1,757,122. The PP Notes bore interest at 12 percent, with interest payable June 1 and December 1 of each year commencing on December 1, 1996. The PP Notes were due on June 1, 1997. On October 21, 1996, $1,062,500 of the PP Notes including $56,025 in accrued interest, were converted into 356,138 shares of the Company's common stock. During May 1997, $952,500 of the PP Notes including $40,638 in accrued interest were converted into 1,114,397 shares of the Company's common stock and the remaining $10,000 of the PP Notes were redeemed for cash.

6.     Convertible Subordinated Note Offering

During the six months ended June 30, 1997, the Company raised $1,184,000 in convertible subordinated notes ("1997 Notes"). Net proceeds from the offering, after paying commissions and offering costs were approximately, $960,279. The 1997 Notes bear interest at 10%, with interest payable January 1, April 1, July 1, and October 1 of each year commencing July 1, 1998. The 1997 Notes are due on June 30, 2002. The 1997 Notes, including any accrued but unpaid interest, are convertible, at the option of the holder, at any time upon the earlier of (i) December 31, 1997
(ii) the date of delivery by the Company of notice to prepay the 1997 Notes (iii) date of delivery by the Company of notice to allow immediate conversion, into common shares of the Company at 70% of the price of the common stock of the Company at the issuance of the 1997 Notes. Under certain circumstances, the Company has the option to prepay the 1997 Notes, upon 15 days notice, subject to the noteholder's right to convert.

7.     New Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") has recently issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128") and Statement of Financial Accounting Standards No. 129 "Disclosure of Information About an Entity's Capital Structure ("SFAS 129"). SFAS 128 provides a different method of calculating earnings per share than is currently used in accordance with Accounting Board Opinion ("APB") No. 15, "Earnings Per Share." SFAS 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. SFAS 129 establishes standards for disclosing information about an entity's capital structure. SFAS 128 and SFAS 129 are effective for financial statements issued for periods ending after December 15, 1997. Their implementation is not expected to have a material effect on the consolidated financial statements.



ITEM 2.  MANAGEMENT DISCUSSION AND PLAN OF OPERATION.

     The following discussion and analysis should be read in conjunction with the Company's financial statements and the notes thereto appearing elsewhere in this report. This report contains forward-looking statements, and actual results could differ materially from those projected in the forward-looking statements.

Overview

     On October 21, 1996, the Company completed the sale of 1,175,000 shares of its common stock in an IPO registered on Form S-1. The Company received net proceeds of approximately $5.46 million after paying offering costs of approximately $1.59 million. The Company's strategy is to increase revenues and net income by increasing the number of golf centers it owns, leases or manages by (i) identifying and acquiring existing golf facilities that have the potential for revenue enhancement through better management and improved or expanded facilities, including the addition of enclosed hitting areas, full-line pro shops and other amenities, (ii) developing new golf centers in locations where suitable acquisition opportunities are not available, and (iii) seeking to realize economies of scale through centralized purchasing, accounting, management information and cash management systems. Consistent with this strategy, the Company acquired 94% and 90% of the limited partnership interests in Illinois Center Golf Partners Limited Partnership ("ICGP") and Goose Creek Golf Partners, L.P. ("GCGP"), respectively, on October 21, 1996. The Company acquired Fremont Golf Center ("Fremont") on July 1, 1996 and Palms Golf Center ("Palms") on December 31, 1996. The Company commenced operating the Harborside Golf Center ("Harborside") on July 1, 1996 and entered into a long term lease on May 1, 1997. The Company commenced operations at Rocky Point Golf Center ("Rocky Point") on March 1, 1997 and Solano Golf Center ("Solano") on May 1, 1997. In addition, the Company is actively pursuing acquisition or development projects in various major cities across the United States. Consummation of any acquisition or development of these or any other future sites is subject to the satisfaction of various conditions, including the satisfactory completion of due diligence by the Company and the negotiation of definitive agreements. As consideration for any future acquisition or development, the Company may pay cash, incur indebtedness or issue debt or equity securities. Such acquisitions or developments could result in material changes in the Company's financial condition and operating results; however, there can be no assurance as to the occurrence of any of these acquisitions or developments or, if they occur, as to the timing of the consummation of any acquisitions or developments.

Results of Operations

     Prior to July 1, 1996, the Company derived its revenue from two major sources: development or acquisition fees and management fees. On July 1, 1996 the Company commenced operations at Fremont and Harborside. The Company commenced operations at Palms on September 1, 1996. The Company commenced operations at Illinois Center Golf and Goose Creek Golf Club on October 22, 1996. The Company commenced operations at Rocky Point on March 1, 1997 and acquired Rocky Point for a combination of cash, notes and stock effective April 11, 1997. The Company commenced operations at Solano on May 1, 1997. Prior to the commencement of operations, management fees are generated by three subsidiaries of the Company: MetroGolf Illinois Center, Inc. and MetroGolf Virginia, Inc., as managing general partners of ICGP and GCGP, and MetroGolf Management, Inc. ("MGMI") as property manager of Illinois Center Golf Club, Goose Creek Golf Club, Harborside, Fremont and Palms. The Company initially used outside management companies to manage its golf centers. In September 1995, the operations management subcontract for Illinois Center Golf was terminated. In March 1996, the Company terminated the third-party management contract for Goose Creek Golf Club. All Company properties are, and in the future are expected to be, managed by MGMI.

Three Months Ended June 30, 1997, as Compared to Three Months
Ended June 30, 1996

     Total revenues increased 2,739%, to approximately $1,369,600 for the three months ended June 30, 1997, from approximately $50,000 for the three months ended June 30, 1996. In 1997, the Company derived revenue from golf course and learning center operations. In 1996, the Company derived revenue from management fees.

     Operating expenses increased 783% to approximately $1,573,000 for the three months ended June 30, 1997, from approximately $201,000 for the three months ended June 30, 1996. Operating costs increased to approximately $708,000 from $0 due to the addition of operating properties in the third quarter of 1996, the acquisition of ICGP, GCGP and Palms during the fourth quarter of 1996 and the addition of Rocky Point and Solano during 1997. General and administrative expenses for the three months ended June 30, 1997 increased to $624,765 from $196,019 in 1996 due to property acquisitions during 1996 and the costs associated with becoming a publicly traded company.

     Depreciation and amortization expenses increased to approximately $240,000 in 1997 from approximately $5,000 in 1996 due to the acquisition of Fremont in July 1996 and ICGP, GCGP and Palms in the fourth quarter of 1996.

     Interest expense increased to $355,454 in 1997 from $55,560 in 1996 primarily due to placement of $2,025,000 of convertible subordinated notes ("PP Notes") in the second quarter of 1996, the ICGP and GCGP Notes in the fourth quarter of 1996, and debt associated with property acquisitions during 1996.

     Other income decreased to $2,325 in 1997 from $17,941 in 1996 as a result of the interest-bearing notes receivable being consolidated as a result of the acquisition of GCGP and ICGP.

Six Months Ended June 30, 1997, as Compared to Six Months Ended
June 30, 1996

     Total revenues increased 2,000%, to approximately $1,980,000 for the six months ended June 30, 1997, from approximately $99,000 for the six months ended June 30, 1996. In 1997, the Company derived revenue from golf course and learning center operations. In 1996, the Company derived revenue from management fees.

     Operating expenses increased 709% to approximately $2,991,000 for the six months ended June 30, 1997, from approximately $422,000 for the six months ended June 30, 1996. Operating costs increased to approximately $1,177,800 from $0 due to the addition of operating properties in the third quarter of 1996, the acquisition of ICGP, GCGP and Palms during the fourth quarter of 1996 and the addition of Rocky Point and Solano during 1997. General and administrative expenses for the six months ended June 30, 1997 increased to $1,392,284 from $412,646 in 1996 due to property acquisitions during 1996 and the costs associated with becoming a publicly traded company.

     Depreciation and amortization expenses increased to approximately $421,000 in 1997 from approximately $9,600 in 1996 due to the acquisition of Fremont in July 1996 and ICGP, GCGP and Palms in the fourth quarter of 1996.

     Interest expense increased to $685,565 in 1997 from $62,490 in 1996 primarily due to placement of $2,025,000 of convertible subordinated notes ("PP Notes") in the second quarter of 1996, the ICGP and GCGP Notes in the fourth quarter of 1996, and debt associated with property acquisitions during 1996.

     Other income decreased to $16,029 in 1997 from $34,400 in 1996 as a result of the interest-bearing notes receivable being consolidated as a result of the acquisition of GCGP and ICGP.



Liquidity and Capital Resources

     At June 30, 1997, the Company had a working capital deficit of approximately $7,118,500, as compared to a working capital deficit of $7,530,700 at December 31, 1996. The decrease in working capital deficit is primarily due to reduction in the current portion of long-term debt resulting from conversion of $953,138 of the PP Notes (including accrued interest) into common stock. The Company has approximately $5,095,000 of current liabilities relating to debts that come due within the next 12 months. Approximately $4,700,000 of these current liabilities are mortgages on existing operating properties and are fully collateralized by such properties. The Company is currently negotiating to refinance or extend the remaining mortgages and expects to receive new mortgages with maturity dates that extend beyond 12 months. The Company raised $1,184,000 in convertible subordinated notes ("the 1997 Notes"). The Company intends to use the proceeds for additional acquisitions which should further increase the Company's cash flow from operations and for current working capital needs. The Company believes that these funds will be sufficient to meet its liquidity needs for the next year.

     The cash used in operating activities increased to approximately $1,156,000 in the six months ended June 30, 1997 compared with cash provided of approximately $93,000 in the six months ended June 30, 1996. The primary reason for the increase has been the increase in the net loss to $1,643,840 in the six months ended June 30, 1997 from $359,980 in the six months ended June 30, 1996. In addition, the Company used accounts payable as a source of financing. Trade accounts payable increased $41,000 in the six months ended June 30, 1997 and $168,000 in the three months ended June 30, 1996.

     The cash used in investing activities increased to approximately $261,000 in the six months ended June 30, 1997 from approximately $73,000 in the six months ended June 30, 1996. The primary reason for the increase is the elimination of $222,000 restricted cash as a source of cash from investing activities.

     The cash provided by financing activities decreased to approximately $668,000 in the six months ended June 30, 1997 from approximately $1,294,000 in the six months ended June 30, 1996.
The primary reason for the decrease is a reduction in the proceeds from convertible subordinated notes payable.

     During May 1997, $912,500 of convertible subordinated notes and $40,638 of accrued interest were converted into 1,114,397 shares of common stock.

     During the six months ended June 30, 1997, the Company raised $1,184,000 in convertible subordinated notes ("1997 Notes"). The 1997 Notes bear interest at 10%, with interest payable January 1, April 1, July 1, and October 1 of each year commencing July 1, 1998. The 1997 Notes are due on June 30, 2002. The 1997 Notes, including any accrued but unpaid interest, are convertible, at the option of the holder, at any time upon the earlier of (i) December 15, 1997 (ii) the date of delivery by the Company of notice to prepay the 1997 Notes (iii) date of delivery by the Company of notice to allow immediate conversion, into common shares of the Company at 70% of the price of the common stock of the Company at the issuance of the 1997 Notes. Under certain circumstances, the Company has the option to prepay the 1997 Notes, upon 15 days notice, subject to the noteholder's right to convert.


Fremont Golf Center.   The Company has signed a lease agreement
with the City of Fremont to develop an 35-acre tract of land into a 9-hole executive-length golf course with expanded practice facilities and significantly improved clubhouse amenities. The Company expects to commence construction of the 9-hole executive-length golf course and begin modifications to the existing facility in the late fall of 1997, with the completion of the golf center scheduled for the late summer of 1998. The development budget for the new 9-hole executive-length golf course, and modifications to the existing facility, is anticipated to be approximately $2 million over a one-year development period. The Company intends to fund the development through a combination of equity and debt, to be provided by a commercial bank, specialized golf lending institution or private lender.

New York Golf Center.   The Company has fully negotiated a lease
(the "Port Authority Lease") with the Port Authority of New York and New Jersey (the "Port Authority") to develop a driving range and learning center on top of the Port Authority Bus Terminal in midtown Manhattan, New York City. Construction is scheduled to commence late-1997, with the opening scheduled for fall 1998. The proposed development budget is approximately $6 million. The facility is planned to consist of a three-level facility occupying a portion of the roof of the Port Authority Bus Terminal (approximately three acres) and includes a 54-tee station area, a practice putting green, a sand bunker practice area, a greenside chipping area, a video instruction center, locker rooms and a club facility. The driving range will include covered, heated tee stations. The golf instruction center, video instruction center, golf practice areas and locker rooms will be located in the clubhouse, together with a sports bar/cafe, outdoor patio, corporate entertainment and group event area, pro shop and offices. The total expected cost of the New York Golf Center is expected to be approximately $6 million. The Company expects to utilize debt and equity financing from banks and institutional or private lenders to fund such amount.

Harborside Golf Center.   On May 1 1997, the Company completed
its restructuring of the lease of Harborside Golf Center in downtown San Diego, California. On July 1, 1996, the Company entered into a sublease agreement with Harborside Golf Center, L.P. The sublease agreement contained an option to purchase. The restructuring was concluded with the Company entering into a 5 year ground lease agreement with Catellus Development Corporation through April 30, 2002. The ground lease contains one 5 year renewal option. Additionally, the Company entered into a 10 year Equipment Lease agreement with Columbia Funding Corporation through April 30, 2007 unless terminated earlier pursuant to the early termination clause contained in the ground lease. The ground lease lessor has the option to terminate the ground lease on or before November 1, 1998.

Rocky Point Golf Center.   Effective April 11, 1997 the Company
purchased the leasehold interest in Rocky Point Golf Center for $965,439. The Company issued notes payable to the seller for $175,000, issued 517, 649 shares of common stock of the Company for $700,000, paid cash of $75,000 and acquisition costs of $15,439. Rocky Point is a 70 station lighted and heated driving range with an associated practice chipping green and putting green.

Solano Golf Center. Effective May 1, 1997, the Company entered into an agreement to operate the Solano Golf Center ("Solano"). Solano is located on approximately 20 acres and contains an approximate 2,000 square foot retail facility with a 61 station lighted driving range and batting cages with 8 hitting stations.


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

New Accounting Pronouncements

     The Financial Accounting Standards Board ("FASB") has recently issued Statement of Financial Accounting Standards No.
128 "Earnings Per Share" ("SFAS 128") and Statement of Financial
Accounting Standards No. 129 "Disclosure of Information About an
Entity's Capital Structure" ("SFAS 129"). SFAS 128 provides a different method of calculating earnings per share than is currently used in accordance with Accounting Board Opinion
("APB") No. 15, "Earnings Per Share." SFAS 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.
Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. SFAS 129 establishes standards for disclosing information about an entity's capital structure. SFAS 128 and SFAS 129 are effective for financial statements issued for periods ending after December 15, 1997.
Their implementation is not expected to have a material effect on the consolidated financial statements.


    PART II - OTHER INFORMATION
-------------------------------------------------------
Item 1:          Legal Proceedings
     The Company knows of no material litigation or proceeding pending, threatened or contemplated to which the Company is or may become a party.

Item 2:          Changes in Securities
     1,114,397 shares of common stock issued in conjunction with conversion of $912,500 of convertible subordinated notes issued May 1996 plus accrued interest of $40,638. 517,649 shares of common stock valued at $700,000 issued in conjunction with the acquisition of Rocky Point Golf Center on June 9, 1997. 8,334 shares of common stock issued to Cantor Seinuk Group, P.C. on May 9, 1997 in conjunction with engineering services relating to the New York Golf Center.

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

     10.9     Agreement of Limited Partnership of Goose Creek
              Golf Partners Limited Partnership, incorporated herein by reference to Form 1-A

     10.10 Credit Line Deed of Trust for the benefit of Textron Financial Corporation, incorporated herein by reference to Form 1-A

     10.11 Port Authority Letter Agreement, incorporated herein by reference to Form 1-A

     10.12    Operating Agreement of Vintage New York Golf
              L.L.C., incorporated herein by reference to Form 1-
              A

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

     10.23    Company's Senior Executive Incentive Stock Option
              Plan (incorporated by reference to Exhibit 10.23 to Form S-1)

     10.24 Golf Facility Lease by and between The City of Fremont California and MetroGolf Incorporated dated April 2, 1997 (incorporated by reference to Exhibit
              10.24 to Form 10-K for the year ended December 31,
              1996).

     10.25    Fifth Amendment to Ground Sublease and Sublease
              Agreement for Illinois Center Golf Facilities dated
              January 31, 1996 amending Exhibit 10.8
              (incorporated by reference to Exhibit 10.25 to Form
              S-1)

     10.26    Employment Agreement between the Company and Craig
              Sloan effective as of February 20, 1997 **

     10.27 Lease agreement between Catellus Development Corporation and Metrogolf Harborside, Inc. Catellus/MetroGolf Settlement Agreement between Catellus Development Corporation and MetroGolf (San Diego) Incorporated. Equipment Lease between Columbia Funding and MetroGolf (Harborside) Incorporated. Termination of Sublease and Option Agreement between MetroGolf (San Diego) Incorporated, MetroGolf Incorporated and Harborside Golf Center, L.P. and Harborside Golf Center, Inc. Lease Guaranty Agreement by MetroGolf Incorporated in favor of Columbia Funding Corporation **

     10.28    Agreement of Purchase and Sale of Leasehold
              Interest and Leasehold Improvements between Parfect
              Golf Associates of Rocky Point and MetroGolf
              Incorporated **

     **- filed herewith



     11       Statement Regarding Computation of Earnings per
              Share

          (B)     Reports on Form 8-K
     None during the quarter ended June 30, 1997


MetroGolf Incorporated
Exhibit 11
Statement Re: Computation of Earnings Per Share


Historical weighted average number of shares outstanding is
summarized as follows:
                            Three months         Six months
                               ended               ended
                              June 30,      June 30,     June 30,
                                1997          1997         1996
                            -----------   -----------   ---------
Common stock outstanding     2,732,881     2,484,707     680,782
                            -----------   -----------   ---------
Warrants outstanding                 -             -     288,160
Less treasury stock that
     could be repurchased
     with proceeds of
     exercised warrants              -             -     (91,800)
                            -----------   -----------   ---------
Assumed exercise of warrants         -             -     196,360
                            -----------   -----------   ---------

Historical weighted average
      number of common
      shares outstanding     2,732,881     2,484,707     877,142
                            ===========   ===========   =========

Primary and Fully Diluted Earnings Per Share

                                   For the Three Months Ended
                                    June 30,        June 30,
                                      1997            1996
                                  ------------   ------------
Loss applicable to common stock    $(556,260)     $(235,331)
                                  ============   ============
Weighted average number of common
   shares outstanding              2,732,881        877,142
                                  ============   ============
Primary and Fully Diluted
   Earnings Per Share              $   (0.20)      $   (0.27)
                                  ============   ============


                                   For the Six Months Ended
                                    June 30,	      June 30,
                                      1997          1996
                                  ------------   ------------

Loss applicable to common stock   ($1,643,840)     $(445,292)
                                  ============   ============
Weighted average number of common
   shares outstanding               2,484,707	        877,142
                                  ============   ============
Primary and Fully Diluted
   Earnings Per Share              $    (0.66)	     $   (0.51)
                                  ============   ============


SIGNATURES


Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MetroGolf Incorporated



DATE:   August 13, 1997           /s/ Charles D. Tourtellotte
        ---------------           ---------------------------
                                  Charles D. Tourtellotte
                                  President



DATE:   August 13, 1997           /s/ J.D. Finley
        ---------------           ---------------
                                  J.D. Finley
                                  Chief Financial Officer