Form 10QSB
period 1997-09-30
METROGOLF INC
filed 1997-11-17
CIK 1016771

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                          FORM 10-QSB

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended Sep. 30, 1997 Commission File Number 001-12245
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

                                                Number of Shares
     Class                       Outstanding at November 14, 1997
-----------------------------------------------------------------
Common stock, no par value                      4,415,440  shares
                                               -----------



                     METROGOLF INCORPORATED
                  FORM 10-QSB QUARTERLY REPORT
                        TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION
     ITEM 1. Consolidated Financial Statements

     Consolidated Balance Sheets as of September 30,1997
        (Unaudited) and December 31, 1996

     Consolidated Statements of Operations (Unaudited) for the three months ended September 30, 1997 and 1996

     Consolidated Statements of Operations (Unaudited) for the nine months ended September 30, 1997 and 1996

     Consolidated Statements of Cash Flows (Unaudited)for the nine months ended September 30, 1997 and 1996

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

     ITEM 3:  Defaults upon Senior Securities

     ITEM 4:  Submission of Matters to a Vote of Security Holders

     ITEM 5:  Other Information

     ITEM 6:  Exhibits and Reports on Form 8-K

     SIGNATURES



MetroGolf Incorporated
Consolidated Balance Sheets



                                    September 30,
                                        1997         December 31,
                                     (Unaudited)         1996
                                   ---------------  -------------
ASSETS
Current Assets
    Cash and cash equivalents      $      873,073   $    904,146
    Inventories                           204,654        157,577
    Accounts receivable                    25,840         31,897
    Other current assets                   64,051         68,309
                                   ---------------  -------------
Total current assets                    1,167,618      1,161,929
                                   ---------------  -------------

Property and equipment, net of
     Accumulated depreciation and
     amortization of $751,446
     and $205,342                      15,300,681     13,524,145
                                   ---------------  -------------

Other Assets
     Excess of cost over net
     assets acquired                    1,537,239      1,537,239
     Debt issue costs                     609,915        133,939
     Loan fees                            106,205        106,205
     Organization costs                    89,744         89,744
                                   ---------------  -------------
                                        2,343,103      1,867,127
     Less accumulated amortization       (236,918)       (97,825)
                                   ---------------  -------------
                                        2,106,185      1,769,302
     Deferred acquisition costs           244,008         78,791
     Other receivable                           -         82,372
     Deferred offering costs                    -         15,000
     Other assets                         165,509         72,371
                                   ---------------  -------------
Total other assets                      2,515,702      2,017,836
                                   ---------------  -------------

TOTAL ASSETS                       $   18,984,001   $ 16,703,910
                                   ===============  =============






"See accompanying notes to consolidated financial statements."


MetroGolf Incorporated
Consolidated Balance Sheets (continued)

                                    September 30,
                                        1997         December 31,
                                     (Unaudited)         1996
                                   --------------   -------------
LIABILITIES AND
STOCKHOLDERS' EQUITY
Current Liabilities
    Accounts payable               $   1,488,077    $  1,380,947
    Checks written against
      future deposits                          -         122,546
    Accrued expenses and other
      current liabilities                898,349         859,292
    Deferred revenue                     151,244         218,633
    Current portion of long-term
      debt and capital lease
      obligations                      2,056,122       6,111,173
                                   --------------  --------------
Total current liabilities              4,593,792       8,692,591
                                   --------------  --------------

Long term debt and capital lease
  obligations, less current portion   10,724,832       4,133,342
                                   --------------  --------------

Minority interest in consolidated
  Subsidiaries                           268,247         319,024
                                   --------------  --------------

Stockholders' Equity
    Common stock -- No par value:
      50,000,000 shares authorized;
      4,346,815 and 2,233,775
      shares issued and outstanding
      at September 30, 1997 and
      December 31, 1996                9,411,993       6,792,487
    Notes receivable, stockholder        (87,706)        (82,511)
    Accumulated deficit               (5,927,157)     (3,151,023)
                                   --------------  --------------
                                       3,397,130       3,558,953
                                   --------------  --------------

TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                        $  18,984,001   $  16,703,910
                                   ==============  ==============



"See accompanying notes to consolidated financial statements."

MetroGolf Incorporated
Consolidated Statements of Operations
(Unaudited)

                                     For the Three Months Ended
                                   September 30,    September 30,
                                       1997             1996
                                   --------------  --------------

Revenues
     Green fees and driving range  $   1,003,247   $     211,815
     Membership                          167,504               -
     Merchandise                         139,780          42,701
     Food and beverage                   140,330           7,934
     Instruction                         134,890          35,530
     Management fees, related
       Parties                                 -          44,737
     Administration                       24,092           9,755
     Acquisition and
       consulting fees                         -          10,000
                                   --------------  --------------
Total revenues                         1,609,843         362,472
                                   --------------  --------------
Operating expenses
     Range and course operations         778,474         312,721
     Food and beverage                   127,667           3,314
     Membership                           54,277               -
     Instruction expense                  98,029          22,769
     General and administrative          863,590         323,320
     Depreciation and amortization       231,198          31,099
                                   --------------  --------------
Total operating expenses               2,153,235         693,223
                                   --------------  --------------
Loss from operations                    (543,392)       (330,751)
                                   --------------  --------------
Other income (expenses)
     Interest expense                   (610,685)       (181,450)
     Other                                 7,688          19,925
                                   --------------  --------------
Total other (expense)                   (602,997)       (161,525)
                                   --------------  --------------
Equity in income of affiliates                 -             351
                                   --------------  --------------
Minority interest in (income)
  loss of subsidiaries                    14,095          (3,219)
                                   --------------  --------------

Net loss                              (1,132,294)       (495,144)
Dividend requirements on
  preferred stock                              -          42,656
                                   --------------  --------------
Loss applicable to common stock    $  (1,132,294)  $    (537,800)
                                  ===============  ==============

Net loss per common share          $       (0.28)  $       (0.61)
                                   ==============  ==============

Weighted average number of
     common shares outstanding         4,027,661         877,142
                                   ==============  ==============


"See accompanying notes to consolidated financial statements"

MetroGolf Incorporated
Consolidated Statements of Operations
(Unaudited)

                                     For the Nine Months Ended
                                   September 30,    September 30,
                                       1997             1996
                                   --------------  --------------

Revenues
     Green fees and driving range  $   2,154,305   $     211,815
     Membership                          435,444               -
     Merchandise                         373,162          42,701
     Food and beverage                   281,816           7,934
     Instruction                         261,966          35,530
     Management fees, related
       Parties                                 -         144,011
     Acquisition and
       consulting fees                         -          10,000
     Administration                       83,086           9,755
                                   --------------  --------------
Total revenues                         3,589,779         461,746
                                   --------------  --------------

Operating expenses
     Range and course operations       1,625,500         312,721
     Food and beverage                   249,315           3,314
     Membership                          192,610               -
     Instruction expense                 168,809          22,769
     General and administrative        2,234,631         735,965
     Depreciation and amortization       673,292          40,749
                                   --------------  --------------
Total operating expenses               5,144,157       1,115,518
                                   --------------  --------------

Loss from operations                  (1,554,378)       (653,772)
                                   --------------  --------------

Other income (expenses)
     Interest expense                 (1,296,250)       (243,940)
     Other                                23,717          54,325
                                   --------------  --------------
Total other (expense)                 (1,272,533)       (189,615)
                                   --------------  --------------

Equity in loss of affiliates                   -          (2,278)
                                   --------------  --------------

Minority interest in (income)
   loss of subsidiaries                   50,777          (9,459)
                                   --------------  --------------

Net loss                              (2,776,134)       (855,124)
Dividend requirements on
   preferred stock                             -         127,969
                                   --------------  --------------

Loss applicable to common stock    $  (2,776,134)  $    (983,093)
                                   ==============  ==============

Net loss per common share          $       (0.92)  $       (1.12)
                                   ==============  ==============

Weighted average number of
   common shares outstanding           3,004,677         877,142
                                   ==============  ==============

"See accompanying notes to consolidated financial statements"



 MetroGolf Incorporated
Consolidated Statements of Cash Flows
(Unaudited)

                                     For the Nine Months Ended
                                   September 30,   September 30,
                                       1997            1996
                                   --------------  -------------


Increase (Decrease) in Cash
    and Cash Equivalents
OPERATING ACTIVITIES
    Net loss                        $  (2,776,134)  $   (855,124)
    Adjustments to reconcile net
      loss to net cash provided by
      (used in) operating activities
        Depreciation                      567,682         40,749
        Amortization                      105,610              -
        Gain on sale of assets             (6,661)             -
        Interest                          414,383        150,192
        Equity in loss of affiliates            -          2,278
        Minority interest in
          (income) loss of
          consolidated subsidiaries       (50,777)         9,459
        Changes in operating assets
        and liabilities
          Management fee receivable,
            related party                       -         17,165
          Account receivable,
            related party                       -        (11,000)
          Deferred revenue                (67,389)             -
          Inventories                      24,087        (96,024)
          Accounts receivable and
            other current assets           10,315        (44,021)
          Accounts payable                 59,937        573,193
          Accrued salaries                      -        186,924
          Accrued expenses and other
            current liabilities            39,057        118,899
                                    --------------  -------------

Net Cash Provided by (Used in)
  Operating Activities                 (1,679,890)        92,690
                                    --------------  -------------

INVESTING ACTIVITIES
    Restricted cash                             -        222,700
    Payments for notes receivable,
      related parties                           -       (251,898)
    Payments for notes receivable,
      Stockholder                               -        (46,416)
    Acquisition of fixed assets          (239,012)      (825,312)
    Disposition of fixed assets            20,798              -
    Payments for deferred
      acquisition costs                  (165,217)       (49,389)
    Receivable in connection
      with asset acquisition                    -        (83,172)
    Advances to officer                    (5,195)             -
    Deposits and other assets             (93,138)       (20,735)
                                    --------------  -------------
Net Cash (Used in)
  Investing Activities                   (481,764)    (1,054,222)
                                    --------------  -------------

"See accompanying notes to consolidated financial statements"


MetroGolf Incorporated
Consolidated Statements of Cash Flows (continued)
(Unaudited)

                                      For the Nine Months Ended
                                    September 30,   September 30,
                                        1997            1996
                                    --------------  -------------

FINANCING ACTIVITIES
    Prior checks written against
      current deposits                   (122,546)             -
    Proceeds from convertible
      subordinated notes payable        3,197,350      2,025,000
    Payments on line of credit                  -       (246,937)
    Payments on long-term debt           (516,159)       (12,794)
    Payments on note payable,
      Officer                                   -        (22,752)
    Payments for debt issue costs        (428,164)      (267,878)
    Proceeds from issuance of
      common stock                            100              -
    Payments for deferred
      offering costs                            -       (462,431)
                                    --------------  -------------
Net Cash Provided by
      Financing Activities              2,130,581      1,012,208
                                    --------------  -------------

Increase (Decrease) in Cash and
      Cash Equivalents                    (31,073)        50,676

Cash and Cash Equivalents,
      Beginning of Period                 904,146            324
                                    --------------  -------------
Cash and Cash Equivalents,
      End of Period                 $     873,073   $     51,000
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

The results for the interim periods are not necessarily indicative of results to be expected for the fiscal year of the Company ending December 31, 1997. The Company believes that the nine-month report filed on Form 10-QSB is representative of its financial position and its results of operations and cash flow for the periods ended September 30, 1997 and 1996.

2.     Supplemental Data to Statements of Cash Flows

                                    For the Nine Months Ended
                                September 30,      September 30,
                                    1997               1996
                                --------------    --------------

  Cash payments for interest        $896,189            $44,310

Excluded from the consolidated statements of cash flows were the effects of certain noncash investing and financing activities as follows:

                                    For the Nine Months Ended
                                September 30,      September 30,
                                    1997               1996
                                --------------    --------------
Increase in common stock for
  discount on debt                   $509,023          $243,600

Common stock issued for
  Debt issue costs                    $32,812                 -

Increase in ownership of
  Subsidiary                                -            $8,642

Conversion of convertible
  subordinated notes and accrued
  interest into common stock         $953,138                 -

Acquisition of Leasehold
interest in Rocky Point Golf
Center for common stock and debt     $875,000                 -

Acquisition of Equipment Lease
in Harborside Golf Center for
common stock and debt forgiveness    $186,228                 -

Acquisition of Leasehold
Interest in Solano Golf Center
for common stock and debt          $1,082,086                 -


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

      Acquisition of Solano Golf Center

Effective September 11, 1997 the Company purchased the leasehold interest in the Solano Golf Center ("Solano")located in Suisun, California for $1,107,958. The Company assumed notes payable of $483,172 issued 399,276 shares of common stock of the Company for $598,914 and paid acquisition costs of $25,872. Solano is located on approximately 20 acres and contains an approximate 2,000 square foot retail facility with a 61 station lighted driving range and batting cages with 8 hitting stations. The acquisition was recorded using the purchase method of accounting, by which the assets are valued at the fair market value at the date of acquisition. The operating results of this acquisition have been included in the accompanying financial statements from the date of acquisition.

The allocation of the purchase price is as follows:

     Property and Equipment          $1,083,987
     Inventory                           71,164
     Accounts payable                   (47,193)
                                     -----------
          Total purchase price       $1,107,958
                                     ==========

4.     Commitments

On May 1 1997, the Company completed its restructuring of the operating lease of Harborside Golf Center in downtown San Diego, California. On July 1, 1996, the Company entered into a sublease agreement with Harborside Golf Center, L.P. The sublease agreement contained an option to purchase. The restructuring was concluded with the Company entering into a 5 year ground lease agreement with Catellus Development Corporation through April 30, 2002. The ground lease contains one 5 year renewal option. Additionally, the Company entered into a 10 year Equipment Lease agreement with Columbia Funding Corporation through April 30, 2007 unless terminated earlier pursuant to the early termination clause contained in the ground lease. The ground lease lessor has the option to terminate the ground lease on or before November 1, 1998.

The Company has been notified that it is in non-monetary default on its approximately $400,000 note payable to Bank associated with Palms.

5.     Stockholders' Equity

On May 30, 1996, the Company completed its offer for sale in a private placement $2,025,000 in convertible subordinated notes ("PP Notes"). The PP Notes were offered by Laidlaw Equities, Inc. ("Laidlaw") on a best efforts basis. Net proceeds from the offering, after paying commissions and offering costs were approximately, $1,757,122. The PP Notes bore interest at 12 percent, with interest payable June 1 and December 1 of each year commencing on December 1, 1996. The PP Notes were due on June 1, 1997. On October 21, 1996, $1,062,500 of the PP Notes including $56,025 in accrued interest, were converted into 356,138 shares of the Company's common stock. During May 1997, $912,500 of the PP Notes including $40,638 in accrued interest were converted into 1,114,397 shares of the Company's common stock and the remaining $10,000 of the PP Notes were redeemed for cash.

6.     Convertible Subordinated Note Offering

During the nine months ended September 30, 1997, the Company raised $3,197,350 in convertible subordinated notes ("1997 Notes"). Net proceeds from the offering, after paying commissions and offering costs were approximately, $2,785,000. The 1997 Notes bear interest at 10%, with interest payable January 1, April 1, July 1, and October 1 of each year commencing July 1, 1998. The 1997 Notes are due on June 30, 2002. $1,984,000 of the 1997 Notes, including any accrued but unpaid interest, are convertible, at the option of the holder, at any time upon the earlier of (i) December 15, 1997 (ii) the date of delivery by the Company of notice to prepay the 1997 Notes (iii) date of delivery by the Company of notice to allow immediate conversion, into common shares of the Company at $1.05 per share. $1,093,350 of the 1997 Notes, including any accrued but unpaid interest, are convertible, at the option of the holder, at any time upon the earlier of (i) December 31, 1997 (ii) the date of delivery by the Company of notice to prepay the 1997 Notes (iii) date of delivery by the Company of notice to allow immediate conversion, into common shares of the Company at $1.35 per share. $120,000 of the 1997 Notes, including any accrued but unpaid interest, are convertible, at the option of the holder, at any time upon the earlier of (i) December 31, 1997 (ii) the date of delivery by the Company of notice to prepay the 1997 Notes (iii) date of delivery by the Company of notice to allow immediate conversion, into common shares of the Company at $1.40 per share. Under certain circumstances, the Company has the option to prepay the 1997 Notes, upon 15 days notice, subject to the noteholder's right to convert. The discount resulting from the conversion right has been recorded to common stock in the amount of $509,023 and is being amortized from date of issuance through the date of first conversion.


7.     New Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") recently issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128") and Statement of Financial Accounting Standards No. 129 Disclosure of Information About an Entity's Capital Structure ("SFAS 129"). SFAS 128 provides a different method of calculating earnings per share than is currently used in accordance with Accounting Board Opinion ("ABP") No. 15, "Earnings Per Share." SFAS 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. SFAS 129 establishes standards for disclosing information about an entity's capital structure. SFAS 128 and SFAS 129 are effective for financial statements issued for periods ending after December 15, 1997. Their implementation is not expected to have a material effect on the consolidated financial statements.

In June 1997, FASB issued Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standard No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 130 establishes standard for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting form investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. SFAS 131 supersedes Statement of Financial Accounting Standard No. 14 "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards of the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

SFAS 130 and SFAS 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Because of the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, the standards may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by the implementation of these standards.

8.     Liquidity Plan

The Company has approximately $2,056,000 of current liabilities relating to debts that come due within the next 12 months. Approximately $1,142,000 of these current liabilities are mortgages on existing operating properties and are fully collateralized by such properties. The Company is currently negotiating to refinance or extend each of these mortgages and expects to receive new mortgages with maturity dates that extend beyond 12 months. In addition, the Company may continue to pursue debt and private equity funding. The Company intends to use the proceeds for acquisition of, construction of and improvement of new and existing golf facilities, which should further increase the Company's cash flow from operations, and for current working capital needs. The Company believes that these funds will be sufficient to meet its liquidity needs for the next year.

9.     Subsequent Events

Acquisition of Hitter's Haven. In October 1997, the Company acquired the leasehold interest in Hitter's Haven for $1,112,259. The Company assumed notes payable of $887,523, issued 52,486 shares of common stock of the Company for $100,000, and paid cash of $93,406 and acquisition costs of $31,330.

On November 10, 1997, the Company's shareholders approved an increase in the authorized common shares to 50,000,000 from 9,000,000.


ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION.

     The following discussion and analysis should be read in conjunction with the Company's financial statements and the notes thereto appearing elsewhere in this report. This report contains forward-looking statements, and actual results could differ materially from those projected in the forward-looking statements.

Overview

     On October 21, 1996, the Company completed the sale of 1,175,000 shares of its common stock in an IPO registered on Form S-1. The Company received net proceeds of approximately $5.46 million after paying offering costs of approximately $1.59 million. The Company's strategy is to increase revenues and net income by increasing the number of golf centers it owns, leases or manages by (i) identifying and acquiring existing golf facilities that have the potential for revenue enhancement through better management and improved or expanded facilities, including the addition of enclosed hitting areas, full-line pro shops and other amenities, (ii) developing new golf centers in locations where suitable acquisition opportunities are not available, and (iii) seeking to realize economies of scale through centralized purchasing, accounting, management information and cash management systems. Consistent with this strategy, the Company acquired approximately 94% and 90% of the limited partnership interests in Illinois Center Golf Partners Limited Partnership ("ICGP") and Goose Creek Golf Partners,
L.P. ("GCGP"), respectively, on October 21, 1996. The Company acquired Fremont Golf Center ("Fremont") on July 1, 1996 and Palms Golf Center ("Palms") on December 31, 1996. The Company commenced operating the Harborside Golf Center ("Harborside") on July 1, 1996 and entered into a long term lease on May 1, 1997. The Company commenced operations at Rocky Point Golf Center ("Rocky Point") on March 1, 1997, Solano Golf Center ("Solano") on May 1, 1997 and Hitter's Haven on July 3, 1997.
In addition, the Company is actively pursuing acquisition or development projects in various major cities across the United States. Consummation of any acquisition or development of these or any other future sites is subject to the satisfaction of various conditions, including the satisfactory completion of due diligence by the Company and the negotiation of definitive agreements. As consideration for any future acquisition or development, the Company may pay cash, incur indebtedness or issue debt or equity securities. Such acquisitions or developments could result in material changes in the Company's financial condition and operating results; however, there can be no assurance as to the occurrence of any of these acquisitions or developments or, if they occur, as to the timing of the consummation of any acquisitions or developments.

Results of Operations

     Prior to July 1, 1996, the Company derived its revenue from two major sources: development or acquisition fees and management fees. On July 1, 1996 the Company commenced operations at Fremont and Harborside. The Company commenced operations at Palms on September 1, 1996. The Company commenced operations at Illinois Center Golf and Goose Creek Golf Club on October 22, 1996. The Company commenced operations at Rocky Point on March 1, 1997 and acquired Rocky Point for a combination of cash, notes and stock effective April 11, 1997. The Company commenced operations at Solano on May 1, 1997 and acquired Solano for a combination of debt assumptions and stock effective September 11, 1997. Prior to the commencement of operations, management fees are generated by three subsidiaries of the Company: MetroGolf Illinois Center, Inc. and MetroGolf Virginia, Inc., as managing general partners of ICGP and GCGP, and MetroGolf Management, Inc. ("MGMI") as property manager of Illinois Center Golf Club,
Goose Creek Golf Club, Harborside, Fremont and Palms. The Company initially used outside management companies to manage its golf centers. In September 1995, the operations management subcontract for Illinois Center Golf was terminated. In March 1996, the Company terminated the third-party management contract for Goose Creek Golf Club. All Company properties are, and in the future are expected to be, managed by MGMI.

Three Months Ended September 30, 1997, as Compared to Three
Months Ended September 30, 1996

     Total revenues increased 444%, to approximately $1,609,800 for the three months ended September 30, 1997, from approximately $362,500 for the three months ended September 30, 1996. In 1997, the Company derived revenue from golf course and learning center operations. In 1996, the Company derived revenue from golf course and learning center operations and from management fees. Total revenue in 1997 increased compared to 1996 due to property acquisitions during the fourth quarter of 1996 and during 1997.

     Operating expenses increased 310% to approximately $2,153,200 for the three months ended September 30, 1997, from approximately $693,200 for the three months ended September 30, 1996. Operating costs increased to approximately $778,500 from $312,700 due to the acquisition of ICGP, GCGP and Palms during the fourth quarter of 1996 and the addition of Rocky Point, Solano and Hitter's Haven during 1997. General and administrative expenses for the three months ended September 30, 1997 increased to approximately $863,600 from $323,300 in 1996 primarily due to property acquisitions during the fourth quarter of 1996 and during 1997.

     Depreciation and amortization expenses increased to approximately $231,000 in 1997 from approximately $31,000 in 1996 due to the acquisition of ICGP, GCGP and Palms in the fourth quarter of 1996 and Rocky Point in 1997.

     Interest expense increased to $610,685 in 1997 from $181,450 in 1996 primarily due to placement of $3,197,350 of convertible subordinated notes ("1997 Notes") in 1997, the ICGP and GCGP Notes in the fourth quarter of 1996, and debt associated with property acquisitions during 1996 and 1997.

     Other income decreased to $7,688 in 1997 from $19,925 in 1996 as a result of the interest-bearing notes receivable being eliminated in consolidated as a result of the acquisition of GCGP and ICGP.

Nine Months Ended September 30, 1997, as Compared to Nine Months
Ended September 30, 1996

     Total revenues increased 777%, to approximately $3,590,000 for the nine months ended September 30, 1997, from approximately $462,000 for the nine months ended September 30, 1996. In 1997, the Company derived revenue from golf course and learning center operations. In 1996, the Company derived revenue from golf course and learning center operations and from management fees. Total revenue in 1997 increased compared to 1996 due to property acquisitions during the fourth quarter 1996 and during 1997.

     Operating expenses increased 461% to approximately $5,144,000 for the nine months ended September 30, 1997, from approximately $1,115,500 for the nine months ended September 30, 1996. Operating costs increased to approximately $1,625,500 from $312,700 due to the acquisition of ICGP, GCGP and Palms during the fourth quarter of 1996 and the addition of Rocky Point and Solano during 1997. General and administrative expenses for the nine months ended September 30, 1997 increased to $2,255,874 from $735,965 in 1996 primarily due to property acquisitions during the fourth quarter of 1996 and during 1997.

     Depreciation and amortization expenses increased to approximately $652,000 in 1997 from approximately $40,700 in 1996 due to the acquisition of ICGP, GCGP and Palms in the fourth quarter of 1996 and Rocky Point and Solano in 1997.

     Interest expense increased to $1,296,250 in 1997 from $243,940 in 1996 primarily due to placement of $3,197,350 of 1997
Notes in 1997, the ICGP and GCGP Notes in the fourth quarter of 1996, and debt associated with property acquisitions during 1996 and 1997.

     Other income decreased to $23,717 in 1997 from $54,325 in 1996 as a result of the interest-bearing notes receivable being eliminated in consolidation as a result of the acquisition of GCGP and ICGP.



Liquidity and Capital Resources

     At September 30, 1997, the Company had a working capital deficit of approximately $3,426,174, as compared to a working capital deficit of $7,530,662 at December 31, 1996. The decrease in working capital deficit is primarily due to reduction in the current portion of long-term debt resulting from conversion of $953,138 of the PP Notes (including accrued interest) into common stock and reclassification of the approximately $3,150,000 GCGP mortgage due to its extension to October 31, 1998. The Company has approximately $2,056,000 of current liabilities relating to debts that come due within the next 12 months. Approximately $1,142,000 of these current liabilities are mortgages on existing operating properties and are fully collateralized by such properties. The Company is currently negotiating to refinance or extend the remaining mortgages and expects to receive new mortgages with maturity dates that extend beyond 12 months. The Company raised $3,197,350 from the 1997 Notes. In addition, the Company may continue to pursue debt and private equity funding. The Company intends to use the proceeds for acquisition of, construction of and improvement of new and existing golf facilities, which should further increase the Company's cash flow from operations, and for current working capital needs. The Company believes that these funds will be sufficient to meet its liquidity needs for the next year.

     The cash used in operating activities increased to approximately $1,679,900 in the nine months ended September 30, 1997 compared with cash provided of approximately $93,000 in the nine months ended September 30, 1996. The primary reason for the increase has been the increase in the net loss to $2,776,134 in the nine months ended September 30, 1997 from $855,124 in the nine months ended September 30, 1996. In addition, the Company used accounts payable as a source of financing. Trade accounts payable increased approximately $60,000 in the nine months ended September 30, 1997 and $573,200 in the nine months ended September 30, 1996.

     The cash used in investing activities decreased to approximately $481,800 in the nine months ended September 30, 1997 from approximately $1,054,200 in the nine months ended September 30, 1996. The primary reason for the decrease is the decrease in acquisition of fixed assets from approximately $825,000 in the nine months ended September 30, 1996 to approximately $239,000 in the nine months ended September 30, 1997.

     The cash provided by financing activities increased to approximately $2,130,600 in the nine months ended September 30, 1997 from approximately $1,012,200 in the nine months ended September 30, 1996. The primary reason for the increase is an increase in the proceeds from the 1997 Notes.

     During May 1997, $912,500 of convertible subordinated notes and $40,638 of accrued interest were converted into 1,114,397 shares of common stock.

     During the nine months ended September 30, 1997, the Company raised $3,197,350 from the 1997 Notes. The 1997 Notes bear interest at 10%, with interest payable January 1, April 1, July 1, and October 1 of each year commencing July 1, 1998. The 1997 Notes are due on June 30, 2002. $1,984,000 of the 1997 Notes, including any accrued but unpaid interest, are convertible, at the option of the holder, at any time upon the earlier of (i) December 15, 1997 (ii) the date of delivery by the Company of notice to prepay the 1997 Notes (iii) date of delivery by the Company of notice to allow immediate conversion, into common shares of the Company at $1.05 per share. $1,093,350 of the 1997 Notes, including any accrued but unpaid interest, are convertible, at the option of the holder, at any time upon the earlier of (i) December 31, 1997 (ii) the date of delivery by the Company of notice to prepay the 1997 Notes (iii) date of delivery by the Company of notice to allow immediate conversion, into common shares of the Company at $1.35 per share. $120,000 of the 1997 Notes, including any accrued but unpaid interest, are convertible, at the option of the holder, at any time upon the earlier of (i) December 31, 1997 (ii) the date of delivery by the Company of notice to prepay the 1997 Notes (iii) date of delivery by the Company of notice to allow immediate conversion, into common shares of the Company at $1.40 per share. Under certain circumstances, the Company has the option to prepay the 1997 Notes, upon 15 days notice, subject to the noteholder's right to convert.

Fremont Golf Center.   The Company has signed a lease agreement
with the City of Fremont to develop an 35-acre tract of land into a 9-hole executive-length golf course with expanded practice facilities and significantly improved clubhouse amenities. The Company expects to commence construction of the 9-hole executive-length golf course and begin modifications to the existing facility in the spring of 1998, with the completion of the golf center scheduled for the late fall of 1998. The development budget for the new 9-hole executive-length golf course, and modifications to the existing facility, is anticipated to be approximately $2 million over a one-year development period. The Company intends to fund the development through a combination of equity and debt, to be provided by a commercial bank, specialized golf lending institution or private lender.

New York Golf Center. The Company has entered into a lease (the "Port Authority Lease") with the Port Authority of New York and New Jersey (the "Port Authority") to develop a driving range and learning center on top of the Port Authority Bus Terminal in midtown Manhattan, New York City. Construction is scheduled to commence early-1998, with the opening scheduled for late 1998. The proposed development budget is approximately $6 million. The facility is planned to consist of a three-level facility occupying a portion of the roof of the Port Authority Bus Terminal (approximately three acres) and includes a 54-tee station area, a practice putting green, a sand bunker practice area, a greenside chipping area, a video instruction center, locker rooms and a club facility. The driving range will include covered, heated tee stations. The golf instruction center, video instruction center, golf practice areas and locker rooms will be located in the clubhouse, together with a sports bar/cafe, outdoor patio, corporate entertainment and group event area, pro shop and offices. The total expected cost of the New York Golf Center is expected to be approximately $6 million. The Company expects to utilize debt and equity financing from banks and institutional or private lenders to fund such amount.

Harborside Golf Center On May 1 1997, the Company completed its restructuring of the lease of Harborside Golf Center in downtown San Diego, California. On July 1, 1996, the Company entered into a sublease agreement with Harborside Golf Center, L.P. The sublease agreement contained an option to purchase. The restructuring was concluded with the Company entering into a 5 year ground lease agreement with Catellus Development Corporation through April 30, 2002. The ground lease contains one 5 year renewal option. Additionally, the Company entered into a 10 year Equipment Lease agreement with Columbia Funding Corporation through April 30, 2007 unless terminated earlier pursuant to the early termination clause contained in the ground lease. The ground lease lessor has the option to terminate the ground lease on or before November 1, 1998.

Rocky Point Golf Center Effective April 11, 1997 the Company purchased the leasehold interest in Rocky Point Golf Center for $965,439. The Company issued notes payable to the seller for $175,000, issued 517,649 shares of common stock of the Company for $700,000, paid cash of $75,000 and acquisition costs of $15,439. Rocky Point is a 70 station lighted and heated driving range with an associated practice chipping green and putting green.

Solano Golf Center Effective September 11, 1997, the Company acquired 99% of the partnership interests for the Solano Golf Center ("Solano") for $1,107,958. Solano is located on approximately 20 acres and contains an approximate 2,000 square foot retail facility with a 61 station lighted driving range and batting cages with 8 hitting stations.

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

New Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") recently issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128") and Statement of Financial Accounting Standards No. 129 "Disclosure of Information About an Entity's Capital Structure ("SFAS 129"). SFAS 128 provides a different method of calculating earnings per share than is currently used in accordance with Accounting Board Opinion ("ABP") No. 15, "Earnings Per Share." SFAS 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. SFAS 129 establishes standards for disclosing information about an entity's capital structure. SFAS 128 and SFAS 129 are effective for financial statements issued for periods ending after December 15, 1997. Their implementation is not expected to have a material effect on the consolidated financial statements.

In June 1997, FASB issued Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standard No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 130 establishes standard for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting form investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. SFAS 131 supersedes Statement of Financial Accounting Standard No. 14 "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards of the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

SFAS 130 and SFAS 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Because of the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, the standards may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by the implementation of these standards.



     PART II - OTHER INFORMATION
-------------------------------------------------------
Item 1:          Legal Proceedings
     The Company knows of no material litigation or proceeding pending, threatened or contemplated to which the Company is or may become a party.

Item 2:          Changes in Securities
     40,000 shares of common stock issued on July 14, 1997 in conjunction with restructuring of lease at Harborside Golf Center. 8,381 shares of common stock issued in conjunction with the acquisition of computer system at Harborside Golf Center on July 15, 1997. 399,276 shares of common stock issued on September 5, 1997 in conjunction with acquisition of Solano Golf Center. 25,000 shares issued to Prime Charter on September 15, 1997 in exchange for investment banking services.

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

          4       Specimen Common Stock Certificate of MetroGolf
Incorporated (incorporated by reference to Exhibit 4 to Form S-1)

          4.1     Form of Note Purchase Agreement dated 1997
between MetroGolf Incorporated and the Purchasers of its 10%
Convertible Subordinated Notes due 2002 (the 1997 PP Notes).**

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

          10.9    Agreement of Limited Partnership of Goose Creek
Golf Partners Limited Partnership, incorporated herein by reference to Form 1-A

          10.10 Credit Line Deed of Trust for the benefit of Textron Financial Corporation, incorporated herein by reference to Form 1-A

          10.11 Agreement of Lease between The Port Authority of New York and New Jersey and MetroGolf New York L.L.C. dated as of June 18, 1997 **

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

          10.26   Employment Agreement between the Company and
Craig Sloan effective as of February 20, 1997 (incorporated by reference to Exhibit 10.26 to Form 10-QSB for the quarter ended
June 30, 1997).

          10.27 Lease agreement between Catellus Development Corporation and Metrogolf Harborside, Inc. Catellus/MetroGolf Settlement Agreement between Catellus Development Corporation and MetroGolf (San Diego) Incorporated. Equipment Lease between Columbia Funding and MetroGolf (Harborside) Incorporated. Termination of Sublease and Option Agreement between MetroGolf (San Diego) Incorporated, MetroGolf Incorporated and Harborside Golf Center, L.P. and Harborside Golf Center, Inc. Lease Guaranty Agreement by MetroGolf Incorporated in favor of Columbia Funding Corporation 1997 (incorporated by reference to Exhibit
10.26 to Form 10-QSB for the quarter ended June 30, 1997).

          10.28 Agreement of Purchase and Sale of Leasehold Interest and Leasehold Improvements between Parfect Golf Associates of Rocky Point and MetroGolf Incorporated 1997 (incorporated by reference to Exhibit 10.26 to Form 10-QSB for the quarter ended June 30, 1997).

          10.29   Agreement of Purchase and Sale of Limited
Partnership Interests between Edward W. Dolinar, Michael Dolinar,
Richard Oldenburg, William Onesta, R.T. Rowe, Randy Rowe and Gary
Rowe (collectively "Seller") and MetroGolf Incorporated
("Purchaser") dated as of July 7, 1997 **

          **- filed herewith



          11   Statement Regarding Computation of Earnings per
Share

          (B)     Reports on Form 8-K
               None during the quarter ended September 30, 1997


MetroGolf Incorporated
Exhibit 11
Statement Re: Computation of Earnings Per Share


Historical weighted average number of shares outstanding is
summarized as follows:
                      Three months          Nine months
                         Ended                 ended
                      September 30,  September 30,  September 30,
                          1997           1997            1996
                      -------------  -------------  -------------

Weighted average
number of common
shares outstanding      4,027,661       3,004,677       680,782
                      -------------  -------------  -------------
Warrants outstanding                                    288,160
Less treasury stock
that could be
repurchased with
proceeds of exercised
warrants                                                (91,800)
                                                    -------------
Assumed exercise of
warrants                                                196,360
                                                    -------------
Historical weighted
average number of
common shares
outstanding             4,027,661       3,004,677	       877,142
                      =============  =============  ============

Primary and Fully Diluted Earnings Per Share

                                  For the Three Months Ended
                             September 30,          September 30,
                                 1997                   1996
                             -------------          -------------

Loss applicable to common
Stock                        ($1,132,294)              $(537,800)
                             ============            ============
Weighted average number of
common shares outstanding      4,027,661                 877,142
                             ============            ============
Primary and Fully Diluted
   Earnings Per Share         $    (0.28)               $  (0.61)
                             ============            ============


                                   For the Nine Months Ended
                             September 30,          September 30,
                                 1997                   1996
                             -------------          -------------

Loss applicable to common
 Stock                        ($2,776,134)             $(983,094)
                             =============          =============
Weighted average number of
common shares outstanding       3,004,677	                877,142
                             =============          =============
Primary and Fully Diluted
   Earnings Per Share        $      (0.92)	          $      (1.12)
                             =============          =============



SIGNATURES



Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MetroGolf Incorporated



DATE:   November 14, 1997           /s/ Charles D. Tourtellotte
        -----------------          ----------------------------
                                   Charles D. Tourtellotte
                                   President



DATE:   November 14, 1997          /s/ J.D. Finley
        -----------------          ---------------
                                   J.D. Finley
                                   Chief Financial Officer